Form 10-Q
period 2014-09-30
ELITE BOOKS INC
filed 2014-11-24
CIK 1607281

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number  ________

ELITE BOOKS INC.

 (Exact name registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	5942 (Primary Standard Industrial Classification Number)	32-0415962 (IRS Employer Identification Number)

5042 Wilshire Blvd #27777

Los Angeles, California 90036

Telephone No.: (310) 584-7972

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐      Accelerated filer ☐       Non-accelerated filer    ☐       Smaller reporting company    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐        No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   2,000,000 common shares issued and outstanding as of November 20, 2014.

ELITE BOOKS CORP.

QUARTERLY REPORT ON FORM 10-Q

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying interim financial statements of Elite Books Corp.(the “Company”), (a development stage company), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

Elite Books Corp. Condensed Balance Sheets
ASSETS	September 30, 2014 (Unaudited)	March 31, 2014

Current Assets
Cash and cash equivalents	$50	$6,684
Total Current Assets	50	6,684

Total Assets	$50	$6,684

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Loan from director	$4,100	$4,100

Total Liabilities	4,100	4,100

Shareholders’ Equity
Common Stock, par value $.002; 75,000,000 shares authorized, 2,000,000 shares issued and outstanding	4,000	4,000
Additional paid-in capital	-	-
Deficit accumulated during the development stage	(8,050)	(1416)

Total Shareholders’ Equity	(4,050)	2,584

Total Liabilities and Shareholders’ Equity	$50	$6,684

The accompanying notes are an integral part of these condensed financial statements

Elite Books Corp.

(A Development Stage Company)

Condensed Statement of Operations (Unaudited)

	Three Months Ended September 30, 2014	Six Months Ended September 30, 2014

Revenues	$930	930

Operating Expenses
General and administrative expenses	3,384	7,564
Total Operating Expenses	3,384	7,564

Net Loss From Operations	(2,454)	(6,634)

P1rovision for Income Taxes	-	-

Net Loss	$(2,454)	(6,634)

Net Loss Per Share: Basic and Diluted	$(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	2,000,000	2,000,000

Elite Books Corp. Condensed Statements of Cash Flows (Unaudited)
	For the Six Months Ended September 30, 2014	For the Period from May 21, 2013 (Inception) to September 30, 2013
Cash flows from operating activities:
Net loss for the period	$(6,634)	$-

Net cash used in operating activities	(6,634)	-

Cash flows from financing activities:
Proceeds from sale of common stock	-
Loans payable	4,100	100

Net cash provided by financing activities	4,100	100

Net increase (decrease) in cash	(6,634)	100

Cash, beginning of the period	6,684	-
Cash, end of the period	$50	$100

Supplemental Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements

ELITE BOOKS CORP.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Elite Books Inc. is a newly formed corporation, registered in the State of Nevada on May 21, 2013. We are a start up company . Our business intention is to sell books utilizing internet, and grow customer base by selling unique editions of books. Our revenue is earned by charging a fee to our customers who are interested in our product.

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Interim financial information

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited financial statements on March 31, 2014.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a March 31 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $50 of cash as of September 30, 2014.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and amounts due to shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

ELITE BOOKS CORP.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2014.

Comprehensive Income

The Company has which established standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

Inventory

Inventory consists of merchandise acquired for resale and is valued at the lower-of-cost-or-market with cost determined on a first-in first out basis.

NOTE 3 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2014 audited financial statements. The results of operations for the six months ended September 30, 2014 are not necessarily indicative of the operating results for the full year ended March 31, 2015.

ELITE BOOKS CORP.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(Unaudited)

NOTE 4—GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. The Company had only $930 of  revenues as of September 30, 2014.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 5—LOANS FROM DIRECTOR

On September 3, 2013, director loaned $100 for the Company. The director also loaned $4,000 on January 31, 2014 for everyday Company activities. The loans are unsecured, non-interest bearing and due on demand. The balance due to the director was $4,100 as of September 30, 2014.

NOTE 6—COMMON STOCK

The Company has 75,000,000, $0.001 shares of common stock authorized.

On January 17, 2014, the Company issued 2,000,000 shares of common stock for cash proceeds of $4,000 at $0.002 per share.

There were 2,000,000 shares of common stock issued and outstanding as of September 30, 2014.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 8—SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent September 30, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2.	MANAGEMENT’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT NOTICE

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this quarterly report and in our unaudited interim financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Business in general

Elite Books Inc. is a newly formed corporation, registered in the State of Nevada on May 21, 2013. We are a company at its development stage. Our business intention is to sell books utilizing internet, and grow customer base by selling unique editions of books. Our revenue is earned by charging a fee to our customers who are interested in our product.

Elite Books Inc. plans to operate  as a sales and distribution outlet. With books that we offer we may have exclusive rights over sale and distribution, which will be on the basis of exclusive agreements with authors and publishers authors. However, so far, we haven’t secured such a contracts.

Product Specialism

Elite Books Inc. president, Ms. Pesic, has over thirty year’s experience in the area of book publishing and will bring such experience to bear in this venture. Elite Book Inc. will grow as a business by specializing in an array of science and humanities subjects, namely: archaeology, history, historiography, linguistics, paleolinguistics, philosophy, anthropology, and genetics. We intend Elite Books Inc. and our website to be the ‘go-to’ destination for readers searching for literature in these areas. We are open to the possibility of expanding into related topics that are less academically orientated, once the business is fully operational but never-the-less we are proceeding with the firm belief that our specialist approach will secure us a market advantage.

As of the date of this prospectus we haven't started the sales yet. Since our inception we have developed a business plan and 12 month of operations.

Our books / subject list

Archeology

Analysts can read on environmental data and explore the human cultural heritage through our books that we plan to offer on archeology.

 History

History books will give readers possibility to read on inquiries into the study of the past and study all possible sources of the past in order to establish the sequence of events, historical processes, objectively described facts and perhaps also give possibility to draw conclusions about the causes of events.

Historiography

Buyer of our books on this subject, among other, might be interested in social science of history and historical methodology. They may have interest in referring to historiography and historical works with certain specific issues. The study of historiography is not directly study of events of the past, but changes in the interpretation of these events in the works of some historical writers.

Linguistics

Books on linguistic are likely to explore how language shapes communication, forms social identity and group membership, organizes large-scale cultural beliefs and ideologies, and develop a common cultural representation of natural and social worlds. Our books on linguistics will be studies of human languages. Our client enthusiasts can be the ones that deal with this doctrine professionally or purely out of interest. The study of books on linguistics can disintegrate into several further axes of this subject.

Paleolinguistics

These books will, for the reader, be one of a number of destinations in the modern historical linguistic studies.

Philosophy

Readers of philosophy books might be interested in this discipline for study of the most common and essential characteristics of the fundamental principles of reality and cognition, human existence, human relations and world.

 Anthropology

A large set of scientific books that we plan to offer involved in the study of man, his origin, development, existence in the natural and cultural environment.

Anthropology books will often cover anthropological subjects through commentaries, key articles, research reports, and other book reviews.

Genetics

This will be our books on sale on subjects of the science of the natural laws of heredity and variation that will study  genetics of plants, animals, microorganisms and humans.

Apart from individual customers, all our books will also be offered to small, medium and large institutions and companies for their own use or for further distribution.

RESULTS OF OPERATIONS

We are a start up company and have generated $930 of  revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

THREE AND SIX MONTHS PERIOD ENDED SEPTEMBER 30, 2014 AND FROM MAY 21, 2013 (DATE OF INTERTSEPTION) TO SEPTEMBER 30, 2013

Our net loss for the three months period ended September 30, 2014 was $2,454. Our net loss for six months period ended September 30, 2014 was $6,634. During the three and six month periods ended September 30, 2014 and from May 21, 2013 (Date of Inception) to September 30, 2014 we have generated $930 of any revenue.

During the three and six month period ended September 30, 2014, and from May 216, 2013 (Date of Inception) to September 30, 2014 our operating expenses were bank service charge and professional fees. The weighted average number of shares outstanding was 2,000,000 for the three and six month period ended September 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

THREE AND SIX MONTHS PERIOD ENDED SEPTEMBER 30, 2014

As at September 30, 2014, our total assets were $50. Total assets were comprised of $50 in cash . As at September 30, 2014, our current liabilities were $4,100. Stockholders’ equity (deficit) was $(4,050).

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three months period ended September 30, 2014, net cash flows used in operating activities was $(6,634).  For the period from May 21, 2013 (Date of Inception) to September 30, 2013, net cash flows from operating activities were $0.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three months period ended September 30, 2014, and for the period from May 21, 2013 (Date of Inception)to September 30, 2013, we did not have any cash flows used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity. For the six months period ended September 30, 2014, cash flow for financing activities was $4,100. For the period from May 21, 2013 (Date of Inception) to September 30, 2014, net cash provided by financing activities was $100 received from director loan.

PLAN OF OPERATION AND FUNDING

To meet our need for cash we are attempting to raise money from this offering. We believe that we will be able to raise enough money through this offering to run our operations but we cannot guarantee this.  If we are unable to successfully find customers we may quickly use up the proceeds from this offering and will need to find alternative sources. At the present time, we have not made any arrangements to raise additional cash, other than through this offering.

GOING CONCERN

The independent auditors' audit report accompanying our March 31, 2014 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

OFF-BALANCE SHEET ARANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOITE OF SECURITIES HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, on November 20, 2014

ELITE BOOKS INC.

By:	/s/	Vesna Pesic
	Name:	Vesna Pesic
	Title:	Director
(Principal Executive, Financial and Accounting Officer)