Form 10-Q
period 2014-12-31
ELITE BOOKS INC
filed 2015-02-17
CIK 1607281

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2014

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

15,21142 Wilshire Blvd #27777

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   2,799,999 common shares issued and outstanding as of December 31, 2014.

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

Elite Books Corp. Condensed Balance Sheets
ASSETS	December 31, 2014 (Unaudited)	March 31, 2014

Current Assets
Cash and cash equivalents	$15,211	$6,684
Total Current Assets	15,211	6,684

Total Assets	$15,211	$6,684

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Loan from director	$4,100	$4,100

Total Liabilities	4,100	4,100

Shareholders’ Equity
Common Stock, par value $.001; 75,000,000 shares authorized, 2,799,999 shares issued and outstanding	2,780	2,000
Additional paid-in capital	24,620	2,000
Accumulated deficit	(16,289)	(1,416)

Total Shareholders’ Equity	(11,111)	2,584

Total Liabilities and Shareholders’ Equity	$15,211	$6,684

The accompanying notes are an integral part of these condensed financial statements

Elite Books Corp.

Condensed Statement of Operations (Unaudited)

	Three Months Ended December 31, 2014	Nine Months Ended December 31, 2014

Revenues	$-	930

Operating Expenses
General and administrative expenses	8,240	15,803
Total Operating Expenses	8,240	15,803

Net Loss From Operations	(8,240)	(14,873)

Provision for Income Taxes	-	-

Net Loss	$(8,240)	(14,873)

Net Loss Per Share: Basic and Diluted	$(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	2,638,622	2,213,648

The accompanying notes are an integral part of these condensed financial statements

Elite Books Corp. Condensed Statements of Cash Flows (Unaudited)
	For the Nine Months Ended December 31, 2014	For the Period from May 21, 2013 (Inception) to December 31, 2013
Cash flows from operating activities:
Net loss for the period	$(14,873)	$60

Net cash used in operating activities	(14,873)	60

Cash flows from financing activities:
Proceeds from sale of common stock	23,400
Loans payable	-	100

Net cash provided by financing activities	23,400	100

Net increase (decrease) in cash	8,527	40

Cash, beginning of the period	6,684	-
Cash, end of the period	$15,211	$40

Supplemental Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements

ELITE BOOKS CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $15,211 of cash as of December 31, 2014.

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

DECEMBER 31, 2014

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2014.

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

NOTE 3—GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. The Company had only $930 of  revenues as of December 31, 2014.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

ELITE BOOKS CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2014

(Unaudited)

NOTE 4—LOANS FROM DIRECTOR

On September 3, 2013, director loaned $100 for the Company. The director also loaned $4,000 on January 31, 2014 for everyday Company activities. The loans are unsecured, non-interest bearing and due on demand. The balance due to the director was $4,100 as of December 31, 2014.

NOTE 5—COMMON STOCK

The Company has 75,000,000, $0.001 shares of common stock authorized.

On January 17, 2014, the Company issued 2,000,000 shares of common stock for cash proceeds of $4,000 at $0.002 per share. During the nine months ended December 31, 2014 the company issued 779,999 for cash proceeds of 23,400

There were 2,779,999 shares of common stock issued and outstanding as of December 31, 2014.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

NOTE 7—SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent December 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

THREE AND NINE MONTHS PERIOD ENDED DECEMBER 31, 2014 AND FROM MAY 21, 2013 (DATE OF INTERTSEPTION) TO DECEMBER 31, 2013

Our net loss for the three months period ended December 31, 2014 was $8,240. Our net loss for nine months period ended December 31, 2014 was $14,873. During the three and nine month periods ended December 31, 2014 and from May 21, 2013 (Date of Inception) to December 31, 2014 we have generated $930 of any revenue.

During the three and nine month period ended December 31, 2014, and from May 21, 2013 (Date of Inception) to December 31, 2014 our operating expenses were bank service charge and professional fees. The weighted average number of shares outstanding was 2,779,999for the three and nine month period ended December 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

THREE AND NINE MONTHS PERIOD ENDED DECEMBER 31, 2014

As at December 31, 2014, our total assets were $15,211. Total assets were comprised of $15,211 in cash . As at December 31, 2014, our current liabilities were $4,100. Stockholders’ equity (deficit) was $(11,111).

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine months period ended December 31, 2014, net cash flows used in operating activities was $(14,874).  For the period from May 21, 2013 (Date of Inception) to December 31, 2013, net cash flows from operating activities were $60.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three months period ended December 31, 2014, and for the period from May 21, 2013 (Date of Inception)to December 31, 2013, we did not have any cash flows used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity. For the nine months period ended December 31, 2014, cash flow for financing activities was $4,100. For the period from May 21, 2013 (Date of Inception) to December 31, 2013, net cash provided by financing activities was $100 received from director loan.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOITE OF SECURITIES HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1315,211, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, on February 17, 2014

ELITE BOOKS INC.

By:	/s/	Vesna Pesic
	Name:	Vesna Pesic
	Title:	Director
(Principal Executive, Financial and Accounting Officer)