Form 10-K
period 2015-03-31
ELITE BOOKS INC
filed 2015-07-10
CIK 1607281

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2015

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number  333-197384

ELITE BOOKS INC.
(Exact name of small business issuer as specified in its charter)

Nevada	5942	32-0415962
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

5042 Wilshire Blvd #27777 Los Angeles, California 90036 Telephone No.: (310) 584-7972

None
Securities registered under Section 12(b) of the Exchange Act

None
Securities registered under Section 12(g) of the Exchange Act

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐       No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   2,799,999 common shares issued and outstanding as of March 31, 2015.

PART I

Item 1. Description of Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

GENERAL STRATEGY

Building an organization of a strong and stable business structure while gaining confidence from our clients and our models by providing a good, concrete service and process of work. Our principal aim is to offer new book titles to the world.

MARKETING AND ADVERTISING/POTENTIAL CLIENTS

Market & Sales

For books that we sell, we intend to offer translations in three different languages namely, the Cyrillic and Latin texts dominant in South East Europe (the Balkans) and in American English.

We will target markets throughout Europe and North America and we shall have the capacity to sell our books to any individual no matter where they are in the world. Customers will be able to pay with checks, debit/credit cards and we intend to utilize the paypal service provider.

Elite Books Inc. intends to rely on our president and sole director, Vesna Pesic to market and publicize our business. Assisting staff are planned to be hired to develop marketing side of the company and help the sales. Besides other means, great part of the marketing and advertising is planned to be done online. We will hire a web designers to assist us in building our website.

Elite Books Inc. may also sell professional reviews on books on its inventory and will highlight such reviews, debate, news and updates through social media. The purpose of this activity is to drive ‘traffic’ to the website so that we can increase our brand exposure and obtain new potential customers.

While our website is being completed, word of mouth will sustain the business and bring our philosophy and message to our website in order to increase the customer base and also we will generate profile pages on several major social networks. Presence on the Internet should help us make our business accessible for our potential clients and spread information about our products. Promotion of our business is planned to also include advertising in the media, newspapers and magazines.

ASSETS

Company has purchased assets in a form of inventory of books, 90 pieces, at a cost of $900.

We have purchased an inventory of books in order to have a product for offer while we have not yet secured substantial number of exclusive distribution agreements.

Company has invested so far $1,200 for the first part of the development of company’s own website.

CONTRACT

A Legal Agreement has been established with The Serbian Writers Association, the Agreement is filed as exhibit to this registration statement, the main terms are:

1) Association agrees that Elite Books Inc. will offer for sale the Association’s magazine, “The Serbian Literary Magazine’’.

2) Elite Books Inc. will receive compensation of 20% from gross sales made.

WEBSITE

Customers will access company website and, in addition to ordering books, can do targeted book searches, browse among highlighted selections, bestsellers and other features, read and post reviews, participate in offers when there is a promotion going on. We plan outsourcing the development of our website to an expert. We have selected a developer to start our website project. We have allocated at least $1,200 into development of our website in the first 12 months; this will later include providing following services and products for the website: disk space, bandwidth, pop mailboxes, e-mail forwarding, e-mailing aliasing, auto responder, front page support, unlimited FTP access, java chat, hot metal/miva script, shopping cart, secure the transactions by adding signio support, cyber cash support and macromedia flash.We intend to make the website use friendly and very simple. The website will be available 24 hours a day, seven days a week. Our online showcase and eventual online store will enable us to deliver many good books on aforementioned subjects. We intend to make the shopping experience convenient and will likely categorize our books into easy- to-shop departments.

INSURANCE

We do not maintain any insurance and do not intend to maintain insurance in the near future. Because we do not have any insurance, if we are made a party of an action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

COMPETITION

There are a lot of competitors in e-commerce business segment. It is a challenge for a developer to find its niche market. Wrong positioning on the market, strong competitors, established companies can curtail our development.

There are barriers of entry in online business and level of competition is high. There are many domestic, international small and large businesses in this market, many of them are open for the whole world. We will be in direct competition with them. There  are famous online bookstores that are considered to be among the leaders, like Amazon.com, Barnes Noble, Powell’s Books, Books-A-Million, Alibris and quite many others. These shops keep high positions in rates and have very large quantities of customers. Such companies have much greater financial capabilities than us and will be able to provide more favorable terms to the customers. Many of these companies are likely to have greater customer base than us. Also, many of these companies will be able to afford more generous price discounts than us as we can’t afford to do it at the beginning stages. As an alternative, we may have books that have not been sold by any of the other companies or stores, which is why we may have an edge on the others.

We have identified a number of smaller companies around the world that could be exactly in the competitive category that ELITE BOOKS INC. attempts to enter.

Europe:

1. SAGE - http://www.uk.sagepub.com/

2. Routledge Taylor & Francis Group. http://www.routledge.com/

3. Wiley - http://eu.wiley.com/.

4. Elsevier - http://www.elsevier.com/.

USA:

1. JSTOR - http://www.jstor.org/.

2. Princeton University Press - http://press.princeton.edu/

Ukraine:

Online shop of intellectual books in Kiev, Ukraine company called "BOOK BOOM".

Librabook.com.ua. with servers in Ukraine that work their international market share with educational, medical and scientific literature, cybertime subjects and non fiction, encyclopedias, reference books and dictionaries.

Online shop Mathesis.

Odessa based store that release interesting intellectual rare books for more than hundred years, company now specialize in an online sale of the same.

Russia:

Store of Intellectual Book, PUBLISHING GROUP URSS which specializes in online sale of educational and scientific literature, as well as monographs, journals, proceedings of Russian Academy of Sciences, Scientific Inst. and educational institutions.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments.

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4.  Submission of Matters to a Vote of Security Holders

Note applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market & Sales

For books that we sell, we intend to offer translations in three different languages namely, the Cyrillic and Latin texts dominant in South East Europe (the Balkans) and in American English.

We will target markets throughout Europe and North America and we shall have the capacity to sell our books to any individual no matter where they are in the world. Customers will be able to pay with checks, debit/credit cards and we intend to utilize the paypal service provider.

Elite Books Inc. intends to rely on our president and sole director, Vesna Pesic to market and publicize our business. Assisting staff are planned to be hired to develop marketing side of the company and help the sales. Besides other means, great part of the marketing and advertising is planned to be done online. We will hire a web designers to assistus in building our website.

Elite Books Inc. may also sell professional reviews on books on its inventory and will highlight such reviews, debate, news and updates through social media. The purpose of this activity is to drive ‘traffic’ to the website so that we can increase our brand exposure and obtain new potential customers.

While our website is being completed, word of mouth will sustain the business and bring our philosophy and message to our website in order to increase the customer base and also we will generate profile pages on several major social networks. Presence on the Internet should help us  make our business accessible for our potential clients and spread information about our products. Promotion of our business is planned to also include advertising in the media, newspapers and magazines.

Number of Holders

As of March 31, 2015, the 2,779,999 issued and outstanding shares of common stock were held by a total of 28 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended March 31, 2015 and or the period from May 21, 2013 (inception) to March 31, 2015.  We have not paid any cash dividends since May 21, 2013 (inception) and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

On March 31, 2014, the Company issued 2,000,000 shares of common stock to a director for cash proceeds of $4,000 at $0.002 per share.

Between April 2014 and March 2015, the Company sold 779,999 shares of common stock for cash proceeds of $23,400.

There were 2,779,999 shares of common stock issued and outstanding as of March 31, 2015.

Purchase of our Equity Securities by Officers and Directors

On January 17, 2014, Elite Books Inc. offered and sold 2,000,000 share of common stock to our president and director, Vesna Pesic, for a purchase price of $0.002 per share, for aggregate offering proceeds of $4,000. Elite Books Inc. made the offer and sales in reliance on the exemption from registration afforded by Section 4(2) to the Securities Act of 1933, as amended (the “Securities Act”), of 779,999 shares at 0.03 for $23,400 ending on October 29, 2014 on the basis that the securities were offered and sold in a non-public offering to a “sophisticated investor” who had access to registration-type information about the Company. No commission was paid in connection with the sale of any securities an no general solicitations were made to any person.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

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

FISCAL YEAR ENDED MARCH 31, 2015 COMPARED TO THE PERIOD FROM MAY 21, 2013 (DATE OF INCEPTION) TO MARCH 31, 2015.

Revenue

We recognized $930 of revenue during the twelve months ended March 31, 2015 and for the period from May 21, 2013 (Inception) to March 31, 2014 we recognized no revenue.

Operating expenses

We incurred operating expenses of $28,126 during the year ended March 31, 2015 compared to $1,416 of operating expenses in the period from May 21, 2013 (Inception) to March 31, 2014. Our operating expenses consisted of bank service charges, professional fees and business license and permits. Expenses incurred during the fiscal year ended March 31, 2015 as compared to period ended March 31, 2014 increased primarily due to the increased scale and scope of business operations.

Net Losses

Our net loss for the fiscal year ended March 31, 2015 was $27,196 compared to a net loss of $1,416 during the period from May 21, 2013 (Inception) to March 31, 2014 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2015, our current and total assets, comprised solely of cash, were $2,888 and our current and total liabilities, comprising a loan from our principal shareholder, were $4,100 resulting in a working capital deficit of $1,212.

As of March 31, 2014, our total assets were $6,684 comprising cash and our total liabilities were $4,100 comprised solely of a loan form director.

Shareholders’ equity increased from $2,584 as of March 31, 2014 to $1,211 as of March 31, 2015 due to issuance of common stock for cash largely offset by the losses incurred in the year

The Company has incurred a loss since Inception (May 21, 2013) resulting in an accumulated deficit of $27,196 as of March 31, 2015 and further losses are anticipated in the development of its business.

Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and, or, the private placement of common stock.

Because of the Company’s history of losses, its independent auditors, in the reports on the financial statements for the year ended March 31, 2015 and for the period from Inception (May 21, 2013) to March 31, 2014, expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended March 31, 2015, net cash flows used in operating activities was $27,196. For the period from May 21, 2013 (Inception) to March 31, 2014, net cash flows used in operating activities were $1,416.

Cash Flows from Investing Activities

We neither used nor generated cash from investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from the sale of shares of our common stock or by way of loan from our director. For the fiscal year ended March 31, 2015, net cash from financing activities was $23,400 consisting of $23,400 of proceeds received from the sale of shares of our common stock. For the period from inception (May 21, 2013) to March 31, 2014, net cash provided by financing activities was $8,100 consisting of $4,000 of proceeds from the sale of shares of our common stock and $4,100 by way of loan from a director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of software; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

GOING CONCERN

The independent auditors' audit report accompanying our March 31, 2015 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

OFF-BALANCE SHEET ARANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

SIGNIFCANT ACCOUNTING POLICIES

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

ELITE BOOKS INC.

TABLE OF CONTENTS

MARCH 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Elite Books, Inc.

We have audited the accompanying balance sheet of Elite Books, Inc. (a development stage company) (the “Company”) as of March 31, 2015 and 2014, and the related statements of operations, stockholders’ equity, and cash flows for the years ended March 31, 2015  and for the period May 21, 2013hrough March 31, 2014. Elite Books, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elite Books, Inc. as of March 31, 2015 and 2014 and the results of its operations and its cash flows for the year ended March 31, 2015 and for the  period from May 21, 2013 (Inception) through March 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements the Company  has suffered net losses and has had negative cash flows from operating activities during the year ended March 31, 2015.These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 7. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
Edina, MN
July 9, 2015

5201 Eden Avenue

Suite 300

Edina, MN  55436

630.277-2330

ELITE BOOKS INC.

BALANCE SHEETS

	March 31, 2015	March 31, 2014

ASSETS
Current
Cash and cash equivalents	$2,888	$6,684
Total Current Assets	2,888	6,684

Total Assets	$2,888	$6,684

LIABILITIES
Current
Loan from director	$4,100	$4,100
Total Liabilities	$4,100	$4,100

SHAREHOLDERS’ EQUITY (DEFICIT)

Share Capital
Authorized:
75,000,000 common shares with a par value of $0.002 per share

Issued:
2,799,999 and 2,000,000 shares issued and outstanding respectively	2,799	2,000
Additional paid-in capital	24,601	2,000
Accumulated Deficit	(28,612)	(1,416)
Total Stockholders’ Equity (Deficit)	$(1,212)	$2,584

Total Liabilities and Stockholders’ Equity (Deficit)	$2,888	$6,684

The accompanying notes are an integral part of these financial statements.

ELITE BOOKS INC.

STATEMENT OF OPERATIONS

	For the year ended March 31, 2015	For the period from Inception May 21, 2013 To March 31, 2014
REVENUES	$930	$-

OPERATING EXPENSES
General and Administrative Expenses	28,126	1,416
TOTAL OPERATING EXPENSES	28,126	1,416
NET LOSS FROM OPERATIONS	(27,196)	(1,416)
PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(27,196)	$(1,416)

BASIC AND DILUTED LOSS PER SHARE	$-	$-
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,799,999	2,000,000

The accompanying notes are an integral part of these financial statements.

ELITE BOOKS INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Inception, May 21, 2013	-	$-	$-	$-	$-

Shares issued for cash at $0.001 per share on January 17, 2014	2,000,000	2,000	2,000	-	4,000
Net loss for the year ended March 31, 2014	-	-	-	(1,416)	(1,416)

Balance, March 31, 2014	2,000,000	$2,000	$2,000	$(1,416)	$2,584
Shares issued for cash at 0.03 per share on October 29,2014	799,999	$799	22,601	-	23,400
Net loss for the year ended March 31, 2015	-	-	-	$(27,196)	(27,196)

Balance, March 31, 2015	2,799,999	$2,799	$24,601	$(28,612)	$(1,212)

The accompanying notes are an integral part of these financial statements.

ELITE BOOKS INC.

STATEMENT OF CASH FLOWS

	For the year ended March 31, 2015	For the Period from May 21, 2013 (Inception) to March 31, 2014
Cash flows from operating activities:
Net loss for the period	$(27,196)	$(1,416)

Net cash used in operating activities	(27,196)	1,416)

Cash flows from financing activities:
Proceeds from sale of common stock	23,400	4,000
Loans payable	-	4,100

Net cash provided by financing activities	23,400	8,100

Net increase (decrease) in cash	(3,796)	6,684

Cash, beginning of the period	6,684	-
Cash, end of the period	$2,889	$6,684

Supplemental Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements

ELITE BOOKS INC.

 NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEAR ENDED MARCH 31, 2015

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

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted an March 31 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $2,889 of cash as of March 31, 2015.

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

ELITE BOOKS INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEAR ENDED MARCH 31, 2015

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2015.

Comprehensive Income

The Company has which established standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

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

ELITE BOOKS INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEAR ENDED MARCH 31, 2015

NOTE 3 – LOAN FROM DIRECTOR

	March 31, 2015	March 31, 2014

Loan	$4,100	$4,100
	$4,100	$4,100

Loan outstanding to the Director is $4,100 as of March 31, 2015. This loan is non-interest bearing, unsecured, and due on demand.

NOTE 4 – COMMON STOCK

The Company has 75,000,000, $0.001 shares of common stock authorized.

On January 17, 2014, the Company issued 2,000,000 shares of common stock for cash proceeds of $4,000 at $0.002 per share. During the nine months ended December 31, 2014 the company issued 799,999 for cash proceeds of 23,400

There were 2,799,999 shares of common stock issued and outstanding as of March 31, 2015.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

NOTE 6 – INCOME TAXES

As of March 31, 2015, the Company had net operating loss carry forwards of approximately $27,196 that may be available to reduce future years’ taxable income in varying amounts through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	March 31, 2015	March 31, 2014
Federal income tax benefit attributable to:
Current Operations	$ 9,247	481
Less: valuation allowance	(9,247)	(481)
Net provisions for Federal income taxes	$ -	-

ELITE BOOKS INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEAR ENDED MARCH 31, 2015

NOTE 6 – INCOME TAXES (CONTINUED)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	March 31, 2015	March 31, 2014
Deferred tax asset attributable to:
Net operating loss carryover	$ 9,728	$ 481
Less: valuation allowance	(9,728)	(481)
Net deferred tax asset	$ -	-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $27,196 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 7 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had only $930 as of March 31, 2015.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 8 – SUBSEQUENT EVENTS

None

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Management’s  Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2015 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2015, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of March 31, 2015, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at March 31, 2015, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2015 based on criteria established in Internal Control- Integrated Framework issued by COSO.

System of Internal Control over Financial Reporting

Although our Company is unable to meet the standards under COSO because of the limited funds available to a company of our size and stage of development, we are committed to improving our financial organization. As funds become available, we will undertake to: (1) create a position to  segregate duties consistent with control objectives, (2) increase our personnel resources and technical accounting expertise within the accounting function (3) appoint one or more outside directors to our board of directors who shall be appointed to the audit committee of our Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and (4) prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.  However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our Company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of March 31, 2015, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s  report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, age and titles of our sole officer and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Vesna Pesic Toplicin Venac 17, Belgrade 11000,Serbia	59	President, Treasurer and Director

Biographical Information and Background of officer and director

Ms. Vesna Pesic is a linguist by training. For the last 10 years our director Ms. Pesic has been owner and editor in chief at a publishing house Pesic & Sons. Her publishing house has published and edited over 300 books related to paleo-linguistics. Ms. Pesic has given more than 100 presentations internationally on the application of new scientific insight into the understanding of ancient civilizations. Within last 10 years she has been the managing director of the Center for Paleoslovinic Research based in Europe. She is still the owner of  the publishing firm Pesic & Sons.  Ms. Vesna Pesic’s experiences with books and literature have led to our conclusion that Ms. Pesic should be serving as a chief member on our board of directors in light of our business and structure. Considering our president’s knowledge, qualification and experience Elite Books Inc. intends to generate additional income by holding, from time to time, lectures, marketing conferences and speeches on scientific literature and new titles of books and magazines in America and Europe.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

We have one employees.  Our President and sole director, Ms. Vesna Pesic currently devotes approximately twenty hours per week to company matters.  After receiving funding pursuant to our business plan Ms. Vesna Pesic intends to devote as much time as she deems necessary to manage the affairs of the company.

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary (collectively, the “Named Executive Officers”) from inception on May 21, 2013 until March 31, 2015:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Vesna Pesic, Director	May 21, 2013 to March 31, 2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officers.

Ms. Vesna Pesic currently devotes approximately twenty hours per week to manage the affairs of the Company. She has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries.  At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our officer or director or employees.

 Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of March 31, 2015 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Vesna Pesic 5042 Wilshire Blvd #27777 Los Angeles, California 90036	2,000,000 shares of common stock (direct)	71.4%

The percent of class is based on 2,799,999 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended March 31, 2015, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

As of March 31, 2015, a director had loaned $4,100 (2014 - $4,100) to the Company to provide working capital for its business operations.

The loan is unsecured, non-interest bearing and due on demand.

Item 14. Principal Accountant Fees and Services

During fiscal year ended March 31, 2015 , we incurred approximately $5,500 in fees to our principal independent accountants for professional services rendered. During the period May 2013, to March 31, 2014  we incurred $4,500  in fees to our principal independent accountants for professional services rendered.

PART IV

Item 15. Exhibits

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, on July 10, 2015.

ELITE BOOKS INC.

By:	/s/	Vesna Pesic
	Name:	Vesna Pesic
	Title:	Director
(Principal Executive, Financial and Accounting Officer)