Form 10-Q
period 2015-06-30
ELITE BOOKS INC
filed 2015-09-04
CIK 1607281

U.S. SECURITIES AND EXCHANGE COMMISSIONWashington, D.C. 20549

Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. ____________

ELITE BOOKS INC.

(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	5942 (Primary Standard Industrial Classification Number)	32-0415962 (IRS Employer Identification Number)

5042 Wilshire Blvd #27777

Los Angeles, California 90036

Telephone No.: (310) 584-7972

 (Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No[   ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [ X ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.   N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[ X ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date: As of August 27, 2015, there were 2,799,999 shares of Common Stock issued and outstanding.

ELITE BOOKS INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

ASSETS	June 30, 2015	March 31, 2015
Current Assets
Cash and cash equivalents	$ 33	$ 2,888
Total current assets	33	2,888
Total Assets	$ 33	$ 2,888

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Liabilities
Current Liabilities
Advances from director	$4,100	$ 4,100
Accounts payable	-	-
Total current liabilities	4,100	4,100
Total Liabilities	4,100	4,100

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 2,799,999 shares issued and outstanding	2,799	2,799
Additional paid in capital	24,601	24,601
Accumulated deficit	(31,467)	(28,612)
Total Stockholders’ (Deficit) Equity	(4,067)	(1,212)

Total Liabilities and Stockholders’ (Deficit) Equity	$ 33	$ 2,888

The accompanying notes are an integral part of these financial statements

ELITE BOOKS INC.

CONDENSED STATEMENTS OF OPERATIONS

 (UNAUDITED)

	Three months ended June 30, 2015	Three months ended June30, 2014

REVENUES	$ 100	$ -

OPERATING EXPENSES

General and administrative expenses	2,956	4,180

TOTAL OPERATING EXPENSES	2,956	4,180

NET LOSS	$ (2,856)	$(4,180)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,799,999	2,000,000

The accompanying notes are an integral part of these financial statements

ELITE BOOKS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended June 30, 2015	Three months ended June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,856)	$(4,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities
Accounts payable	-	-
CASH FLOW USED IN OPERATING ACTIVITIES	(2,856)	(4,180)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-
Proceeds from director advances	-	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	-
NET CHANGE IN CASH	(2,856)	(4,180)
Cash, beginning of period	2,889	6,684
Cash, end of period	$33	$2,504
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements

ELITE BOOKS INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015 (Unaudited)

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

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN

BASIS OF ACCOUNTING

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. Accordingly, these financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows as of June 30, 2014 and for all interim periods presented herein have been reflected in these financial statements and the notes there to. Interim results for the three months ended June 30, 2015 are not necessarily indicative of the results to be expected for the fiscal year as a whole. These financial statements should be read in conjunction with the audited financial statements and accompanying notes as included in this Form 10-K for the year ended March 31, 2015.

GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since Inception (May 21, 2013)  resulting in an accumulated deficit of $31,467 as of June 30, 2015 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and, or, private placement of common stock.  These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

ELITE BOOKS INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015 (Unaudited)

NOTE 3 – ADVANCES FROM DIRECTOR

On September 3, 2013, director loaned $100 for the Company. The director also loaned $4,000 on January 31, 2014 for everyday Company activities. The loans are unsecured, non-interest bearing and due on demand. The balance due to the director was $4,100 as of June 30, 2015.

NOTE 4 – CAPITAL STOCK

The Company has 75,000,000, $0.001 shares of common stock authorized.

On January 17, 2014, the Company issued 2,000,000 shares of common stock for cash proceeds of $4,000 at $0.002 per share. During the nine months ended December 31, 2014 the company issued 799,999 for cash proceeds of 23,400

There were 2,799,999 shares of common stock issued and outstanding as of June 30, 2015.

FORWARD LOOKING STATEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Three Month Period Ended June 30, 2015 Compared to Three Month Period Ended June 30, 2014.

Our net loss for the three month period ended June 30, 2015 was $2,856 compared to a net loss of $4,180 for the three month period ended June 30, 2014. During the three-month period ended June 30, 2015 we have generated $ 100 of revenue.

During the three month period ended June 30, 2015, we incurred general and administrative expenses $2,956 compared to $4,180 incurred for the three month period ended June 30, 2014. General and administrative fee expenses incurred during the three month periods ended June 30, 2015 and 2014 were generally related to corporate overhead, financial and administrative contracted services.

The weighted average number of shares outstanding was 2,799,999 and 2,000,000 for the three month period ended June 30, 2015 and 2014, respectively.

Liquidity and Capital Resources

Three Month Period Ended June 30, 2015

As of June 30, 2015, our total assets were $33 compared to $2,888 in total assets at March 31, 2015. Total assets were comprised of $33 in cash. As of June 30, 2015, our current liabilities were $4,100. Stockholders’ deficit was $4,067 as of June 30, 2015 compared to stockholders' deficit of $1,212 as of March 31, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended June 30, 2015, net cash flows used in operating activities was $2,856. Net cash flows used in operating activities was $4,180 for the three month period ended June 30, 2014.

Cash Flows from Investing Activities

For the three month period ended June 30, 2015 and 2014, the Company has not generated any cash flows from investing activities.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of operating equipment; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors' review report accompanying our March 31, 2015 audited financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, on September 4, 2015

ELITE BOOKS INC.

By:	/s/	Vesna Pesic
	Name:	Vesna Pesic
	Title:	Director
(Principal Executive, Financial and Accounting Officer)