Form 10-Q
period 2015-09-30
ELITE BOOKS INC
filed 2015-11-13
CIK 1607281

U.S. SECURITIES AND EXCHANGE COMMISSIONWashington, D.C. 20549

Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date: As of November 13, 2015, there were 2,799,999 shares of Common Stock issued and outstanding.

ELITE BOOKS INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

ASSETS	September 30, 2015	March 31, 2015
Current Assets
Cash and cash equivalents	$ -	$ 2,888
Total current assets	-	2,888
Total Assets	$ -	$ 2,888

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Liabilities
Current Liabilities
Bank Overdraft	$ 87	$ -
Advances from director	4,100	4,100
Accounts payable	1,000	-
Total current liabilities	5,187	4,100
Total Liabilities	5,187	4,100

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 2,799,999 shares issued and outstanding	2,799	2,799
Additional paid in capital	24,601	24,601
Accumulated deficit	(32,587)	(28,612)
Total Stockholders’ (Deficit) Equity	(5,187)	(1,212)

Total Liabilities and Stockholders’ (Deficit) Equity	$ -	$ 2,888

The accompanying notes are an integral part of these financial statements

ELITE BOOKS INC.

CONDENSED STATEMENTS OF OPERATIONS

 (UNAUDITED)

	Three months ended September 30, 2015	Three months ended September 30, 2014	Six months ended September 30, 2015	Six months ended September 30, 2014

REVENUES	$ 100	$ 930	$ 200	$ 930

OPERATING EXPENSES

General and administrative expenses	1,220	3,384	4,176	7,564

TOTAL OPERATING EXPENSES	1,220	3,384	4,176	7,564

NET LOSS	$ (1,120)	$ (2,454)	$ (3,976)	$ (6,634)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,799,999	2,000,000	2,799,999	2,000,000

The accompanying notes are an integral part of these financial statements

ELITE BOOKS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended September 30, 2015		Six months ended September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (3,976)	$	$ (6,634)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities
Accounts payable	1,000		-
CASH FLOW USED IN OPERATING ACTIVITIES	(2,976)		(6,634)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds Bank overdraft	87		-
Proceeds from director advances	-		-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	87		-
NET CHANGE IN CASH	(2,888)		(6,634)
Cash, beginning of period	2,888		6,684
Cash, end of period	$ -		$50
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -		$-
Income taxes paid	$ -		$-

    --

The accompanying notes are an integral part of these financial statements

ELITE BOOKS INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 (UNAUDITED)

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

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN

BASIS OF ACCOUNTING

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. Accordingly, these financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows as of September 30, 2014 and for all interim periods presented herein have been reflected in these financial statements and the notes there to. Interim results for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the fiscal year as a whole. These financial statements should be read in conjunction with the audited financial statements and accompanying notes as included in this Form 10-K for the year ended March 31, 2015.

GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since Inception (May 21, 2013)  resulting in an accumulated deficit of $31,587 as of September 30, 2015 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and, or, private placement of common stock.  These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

ELITE BOOKS INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 (UNAUDITED)

NOTE 3 – ADVANCES FROM DIRECTOR

On September 3, 2013, director loaned $100 for the Company. The director also loaned $4,000 on January 31, 2014 for everyday Company activities. The loans are unsecured, non-interest bearing and due on demand. The balance due to the director was $4,100 as of September 30, 2015.

NOTE 4 – CAPITAL STOCK

The Company has 75,000,000, $0.001 shares of common stock authorized.

On January 17, 2014, the Company issued 2,000,000 shares of common stock for cash proceeds of $4,000 at $0.002 per share. During the nine months ended December 31, 2014 the company issued 799,999 for cash proceeds of 23,400

There were 2,799,999 shares of common stock issued and outstanding as of September 30, 2015.

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

Three Month Period Ended September 30, 2015 Compared to Three Month Period Ended September 30, 2014.

Our net loss for the three month period ended September 30, 2015 was $1,120 compared to a net loss of $2,454 for the three month period ended September 30, 2014. During the three-month period ended September 30, 2015 we have generated $ 100 of revenue.

During the three month period ended September 30, 2015, we incurred general and administrative expenses $1,220 compared to $3,384 incurred for the three month period ended September 30, 2014. General and administrative fee expenses incurred during the three month periods ended September 30, 2015 and 2014 were generally related to corporate overhead, financial and administrative contracted services.

The weighted average number of shares outstanding was 2,799,999 and 2,000,000 for the three month period ended September 30, 2015 and 2014, respectively.

Six Month Period Ended September 30, 2015 Compared to Six Month Period Ended September 30, 2014.

Our net loss for the six month period ended September 30, 2015 was $3,976 compared to a net loss of $6,634 for the six month period ended September 30, 2014. During the six-month period ended September 30, 2015 we have generated $ 200 of revenue.

During the six month period ended September 30, 2015, we incurred general and administrative expenses $4,176 compared to $7,564 incurred for the six month period ended September 30, 2014. General and administrative fee expenses incurred during the six month periods ended September 30, 2015 and 2014 were generally related to corporate overhead, financial and administrative contracted services.

The weighted average number of shares outstanding was 2,799,999 and 2,000,000 for the six month period ended September 30, 2015 and 2014, respectively.

Liquidity and Capital Resources

Six Month Period Ended September 30, 2015

As of September 30, 2015, our total assets were $0 compared to $2,888 in total assets at March 31, 2015. Total assets were comprised of $0 in cash. As of September 30, 2015, our current liabilities were $5,187. Stockholders’ deficit was $5,187 as of September 30, 2015 compared to stockholders' deficit of $1,212 as of March 31, 2015.

Cash Flows from Operating Activities

For the six month period ended September 30, 2015, net cash flows used in operating activities was $2,976. Net cash flows used in operating activities was $6,634 for the six month period ended September 30, 2014.

Cash Flows from Investing Activities

For the  six month periods ended September 30, 2015 Cash flows provided by financing activities was  $87 due to bank overdrafts. No cash was provided from financing activities for the six months ended September 30, 2014.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, on November 13, 2015

ELITE BOOKS INC.

By:	/s/	Vesna Pesic
	Name:	Vesna Pesic
	Title:	Director
(Principal Executive, Financial and Accounting Officer)