Form 10-Q
period 2015-12-31
ELITE BOOKS INC
filed 2016-02-18
CIK 1607281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2015.

or

[  ]

Transition Report Pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to ______________________.

Commission file number: _____________________

ELITE BOOKS INC.

(Exact name of registrant as specified in its charter)

Nevada	32-0415962
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4760 Preston Rd,#244-114

Frisco, Texas 75034

 (Address of principal executive offices) (zip code)

(469) 777-3370

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller” reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]  No  [X]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.  N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[ X ] No[ ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer ’ s classes of common stock, as of the most practicable date: As of December 31, 2015, there were 2,799,999 shares of Common Stock issued and outstanding.

ELITE BOOKS INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

ASSETS	December 31, 2015	March 31, 2015
Current Assets
Cash and cash equivalents	$ -	$ 2,888
Total current assets	-	2,888
Total Assets	$ -	$ 2,888

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Liabilities
Current Liabilities
Bank Overdraft	$ -	$ -
Advances from director	4,100	4,100
Accounts payable	3,072	-
Total current liabilities	7,172	4,100
Total Liabilities	7,172	4,100

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 2,799,999 shares issued and outstanding	2,799	2,799
Additional paid in capital	24,601	24,601
Accumulated deficit	(34,572)	(28,612)
Total Stockholders’ (Deficit) Equity	(7,172)	(1,212)

Total Liabilities and Stockholders’ (Deficit) Equity	$ -	$ 2,888

The accompanying notes are an integral part of these financial statements

ELITE BOOKS INC.

CONDENSED STATEMENTS OF OPERATIONS

 (UNAUDITED)

	Three Months ended	Three Months ended	Nine Months ended	Nine Months ended
	December 31,	December 31,	December 31,	December 31,
	2015	2014	2015	2014
REVENUES	$ -	$ -	$ 200	$ 930

OPERATING EXPENSES

General and administrative expenses	1,985	8,240	6,161	15,803
TOTAL OPERATING EXPENSES	1,985	8,240	6,161	15,803
NET LOSS	(1,985)	(8,240)	(5,961)	(14,873)

NET LOSS PER SHARE BASIC AND DILUTED	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	2,799,999	2,638,622	2,799,999	2,213,648

The accompanying notes are an integral part of these financial statements

ELITE BOOKS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended December 31, 2015	Nine months ended December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (5,961)	$ (14,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities
Accounts payable	3,073	-
CASH FLOW USED IN OPERATING ACTIVITIES	(2,888)	(14,873)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale of stock	-	23,400
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	23,400
NET CHANGE IN CASH	(2,888)	8,527
Cash, beginning of period	2,888	6,684
Cash, end of period	$ -	15,211
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements

ELITE BOOKS INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

December 31, 2015

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

GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since Inception (May    21, 2013) resulting in an accumulated deficit of $31,587 as of September 30, 2015 and further losses are anticipated in the development of its business raising substantial doubt about the Company ’ s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, to obtain the necessary financing to meet its obligations  and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and, or, private placement of common stock. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of  liabilities that might result from this uncertainty.

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

On January 17, 2014, the Company issued 2,000,000 shares of common stock for cash proceeds of $4,000 at $0.002 per share. During the nine months ended December 31, 2014 the company issued 799,999 for cash proceeds of 23,400.

There were 2,799,999 shares of common stock issued and outstanding as of September 30, 2015.

NOTE 5 – SUBSEQUENT EVENTS

As a result of a private transaction, the control block of stock of this company, represented by 2,000,000 shares of common stock, has been cancelled by Vesna Pesic, and 2,020,000 shares of common stock have been issued to Terrence Tecco, and a change of control of Elite Books Inc. (the “Company”) has occurred.

Upon the change of control of the Company, which occurred on January 26, 2016, the existing director and officer resigned immediately. Accordingly, Vesna Pesic, serving as the sole director and as the only officer, ceased to be the Company’s director and Principal Executive Financial and Accounting Officer. At the effective date of the change of control,number of directors constituting the board of directors of the Company was set at three (3). Brad Fretti, Michael Fasci and Terrence Tecco assumed the role of directors of the Company. Terrence Tecco was appointed as the President and Chief Executive Officer of the Company. Brad Fretti was appointed as the Chief Financial Officer of the Company.

In accordance with ASC 855-10, we have analyzed our operations subsequent to December 31, 2015, to the date of these financial statements were issued, and have determined that we do not have any material subsequent events to disclose in these financial statements other than the events discussed above.

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

Elite Books Inc. plans to operate as a sales and distribution outlet. With books that we offer we may have exclusive rights over sale and distribution, which will be on the basis of exclusive agreements with authors and publishers authors. However, so far, we haven ’ t secured such a contracts.

Product Specialism

Elite Books Inc. president, Ms. Pesic, has over thirty year ’ s experience in the area of book publishing and will bring such experience to bear in this venture. Elite Book Inc. will grow as a business by specializing in an array of science and humanities subjects, namely: archaeology, history, historiography, linguistics, paleolinguistics, philosophy, anthropology, and genetics. We intend Elite Books Inc. and our website to be the ‘ go-to ’ destination for readers searching for literature in these areas. We are open to the possibility of expanding into related topics that are less academically orientated, once the business is fully operational but never-the-less we are proceeding with the firm belief that our specialist approach will secure us a market advantage.

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

Philopsophy

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

Three Month Period Ended December 31, 2015 Compared to Three Month Period Ended December 31,  2014.

Our net loss for the three month period ended December 31, 2015 was $1,985 compared to a net loss of $8,240 for the three month period ended December 31, 2014.

During the three month period ended December 31, 2015, we incurred general and administrative expenses $1,985 compared to $8,240 incurred for the three month period ended December 31, 2014. General and administrative fee expenses incurred during the three month periods ended December 31, 2015 and 2014 were generally related to corporate overhead, financial and administrative contracted   services.

The weighted average number of shares outstanding was 2,799,999 and 2,638,622 for the three month period ended December 31, 2015 and 2014, respectively.

Nine Month Period EndedDecember 31, 2015 Compared to Nine Month Period Ended December 31, 2014.

Our net loss for the nine month period ended December 31, 2015 was $5,961 compared to a net loss of $14,873 for the nine month period ended December 31, 2014. During the nine-month period ended December 31, 2015 we have generated $ 200 of revenue compared to $930 for the nine months ended December 31, 2014.

During the nine month period ended December 31, 2015, we incurred general and administrative expenses $6,161 compared to$15,803 incurred for the nine  month period ended December 31, 2014. General and administrative fee expenses incurred during the nine month periods ended December 31, 2015 and 2014 were generally related to corporate overhead, financial and administrative contracted services.

The weighted average number of shares outstanding was 2,799,999 and 2,213,648 for the nine month period ended December 31, 2015 and 2014, respectively.

Liquidity and Capital Resources

Nine Month Period Ended December 31, 2015

As of December 31, 2015, our total assets were $0 compared to $2,888 in total assets at March 31, 2015. Total assets were comprised of $0   in cash. As of December 31, 2015, our current liabilities were $7,172. Stockholders ’ deficit was $7,172 as of December 31, 2015 compared to stockholders' deficit of $1,212 as of March 31,  2015.

Cash Flows from Operating Activities

For the nine month period ended December 31, 2015, net cash flows used in operating activities was $2,888. Net cash flows used in operating activities was $14,873 for the nine month period ended December 31, 2014.

Cash Flows from Financing Activities

For the nine month periods ended December 31, 2015 Cash flows provided by financing activities were $0 . $23,400 in proceeds from sale of stock was provided from financing activities for the nine months ended December 31, 2014.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’ s  rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required  disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OFPROCEEDS

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, on February 17, 2016

ELITE BOOKS INC.

By: /s/ Terrence Tecco

        Terrance Tecco

Title: Director (Principal Executive, Financial and Accounting Officer)