Form 10-K
period 2016-03-31
ELITE GROUP INC.
filed 2016-10-11
CIK 1607281

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2016

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number  333-197384

ELITE GROUP INC.
(Exact name of small business issuer as specified in its charter) f/k/a Elite Books, Inc.

Nevada	5942	32-0415962
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

4760 Preston Rd. #244-114 Frisco, Texas, 75034 Telephone No.: (469) 777-3370

Securities registered under Section 12(b) of the Exchange Act None

Securities registered under Section 12(g) of the Exchange Act None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ¨      No x

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ¨       No x

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x       No ¨

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ¨  No x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ¨	Accelerated filer ¨	Non-accelerated filer ¨	Smaller reporting company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ¨       No x

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 27,849,052 common shares issued and outstanding as of October 5, 2016.

TABLE OF CONTENTS

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

Business in general

Elite Group Inc. (the “Company”) was formed in the State of Nevada on May 21, 2013. Our initial business intention was to sell books utilizing internet, and grow customer base by selling unique editions of books. On January 26, 2016, as a result of a private transaction, whereby 2,000,000 shares of common stock, has been cancelled by the former CEO and 2,020,000 shares of common stock have been issued to Terrence Tecco, a change of control of the Company occurred.

On July 22, 2016, the Company filed with the Secretary of State of Nevada Amended and Restated Articles of Incorporation that had the effect of changing the name of the corporation to Elite Group, Inc. (previously Elite Books, Inc.) and designating 74,000,000 shares of the authorized capital stock of the Company as common stock, par value $0.001 and 1,000,000 shares of the authorized capital stock of the Company as preferred stock, par value $0.001, with the powers, preferences and rights, and the qualifications, limitations and restrictions designated by the Company’s board of directors.

Upon the change of control of the Company, the existing director and officer resigned and the number of directors constituting the board of directors of the Company was set at three (3). Brad Fretti, Michael Fasci and Terrence Tecco assumed the role of directors of the Company. Terrence Tecco was appointed as the President and Chief Executive Officer of the Company and Brad Fretti was appointed as the Chief Financial Officer of the Company. Mr. Fretti resigned from the board and Chief Financial Officer position on May 6, 2016.

General strategy

The Company plans to acquire water properties for the oilfield service sector. Management specializes in the acquisition of assets relating to the management of oilfield water used in upstream oil and gas operations. Management's objective is to acquire and consolidate water processing assets in prolific oil and gas exploration areas. Management believes it will accomplish its goal to maximize shareholder value through strategic acquisitions, effective business model design and economies of scale to a fragmented industry. The Company will control the entire process from wellhead to the final destination and use the most environmental friendly practices in all aspects of our operations to protect and conserve the environment for future generations.

Recent Developments

TCA Global Master Credit Fund, L.P.

On December 18, 2015, the Company issued the Convertible Note in favor of TCA Global Master Credit Fund, L.P. ("TCA"). The maturity date of the Convertible Note was June 18, 2016, and the Convertible Note bears interest at a rate of sixteen and one-half percent (16.5%) per annum. The Convertible Note is convertible, at TCA's option upon an event of default, into shares of the Company’s common stock, par value $0.001 per share (the "Common Stock") at a price equal to eighty-five percent (85%) of the average of the lowest daily volume weighted average price of the Common Stock during the five (5) trading days immediately prior to the date of conversion. The Convertible Note may be prepaid in whole or in part at the Company’s option without penalty.

LG Capital Funding, LLC.

On April 19, 2016, the Company entered into a convertible note payable with LG Capital Funding, LLC. The $40,700 note payable includes $3,700 of original issuance discount and bears interest at an 8% per annum interest rate. The note matures on April 19, 2017 and may only be repaid within 180 days of issuance date with prepayment penalties ranging from 18% to 48% of principal. The note is convertible into shares of common stock at a price equal to a variable conversion price of sixty percent (60%) of the volume-weighted averages the twenty (20) days preceding the date of conversion.

On June 19, 2016, the Company entered into a convertible note payable with LG Capital Funding, LLC. The $40,700 note payable includes $3,700 of original issuance discount and bears interest at a 8% per annum interest rate. The note matures on June 19, 2017 and may only be repaid within 180 days of issuance date with prepayment penalties ranging from 18% to 48% of principal. The note is convertible into shares of common stock at a price equal to a variable conversion price of sixty percent (60%) of the volume-weighted averages the twenty (20) days preceding the date of conversion.

Mammoth Corporation Convertible Debenture Agreement

On July 29, 2016, the Company entered into a convertible note payable with Mammoth Corporation. The $27,500 note payable includes $6,000 of original issuance discount. The note is due upon the Company closing a debt or equity transaction in excess of $100,000 and no further interest shall accrue as long as the note is not in default. Default rate is 18% per annum interest. The note is collateralized by the issuance of 300,000 shares of the Company common stock issued on August 2, 2016.

Our Properties

 The Company holds one Salt Water Disposal(Kypo) property in oil and gas land located in Carrizo Springs, Texas, acquired on August 17, 2015, pursuant to Lease Agreement dated the same.

 Oil and Gas Industry-Specific Disclosures

As described in greater detail above, the Company has only recently begun its oil and gas business operations. Accordingly, the disclosure required by Subpart 1200 of Regulation S-K (Section 229.1200 of this chapter) is not applicable to our Company as of the date hereof. The Company has obtained Leases in the Eagle Ford Formation in South Texas consisting of 675 gross acres of undeveloped acreage.

 Competition

The oil and gas industry is highly competitive. Our competition is comprised of junior and senior oil and gas companies, including several oil and gas companies that are listed on national exchanges such as the New York Stock Exchange and Nasdaq, independent producers and institutional and individual investors. We will compete with these parties to, among other things:

●	acquire oil and gas properties, or leases for such properties, in the United States;
●	rent or purchase equipment needed to process water disposal.
●	hire, as consultants or as full time employees, persons with the technical know-how to explore oil and gas properties and to extract oil and gas from such properties;
●	obtain equity and debt financing from investors; and
●	acquire other materials necessary to operate on these properties.

As a start-up company that has only recently begun implementing our business plan, many of the oil and gas companies with which we will compete with have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquiring oil and gas interests of merit or on exploring or developing their oil and gas properties. This advantage could enable our competitors to acquire oil and gas properties of greater quality and interest to prospective investors who may choose to finance their additional exploration and development. Such competition could adversely impact our ability to attain the financing necessary for us to acquire further oil and gas interests or explore and develop our current or future oil and gas properties.

Government Regulation

 The Company has only recently begun implementing its business plan and has not yet begun the exploration of the Texas Properties. Once the Company commences exploration and exploitation activities on the Texas Properties or any other property, the Company will become subject to a wide range of laws and regulations. Virtually all aspects of the oil and gas industry are subject to a vast array of federal and state laws and regulations. Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for failure to comply. It may be expected that in the future, new laws and regulations will be adopted that will limit certain operations and/or increase the costs of such operations. These laws and regulations either presently require or in the future may require, among other things:

●	acquiring various permits before drilling commences;
●	enjoining some or all of the operations of facilities deemed not in compliance with permits;
●

restricting the types, quantities and concentration of various substances that can be released into the environment in connection with oil and gas and natural gas drilling, production and transportation activities;

●	limiting or prohibiting drilling activities in certain locations lying within protected or otherwise sensitive areas; and
●	requiring remedial measures to mitigate pollution from our operations.

All of our planned operations involving the exploration for and extraction of gas and oil will be subject to existing laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of stream and fresh water sources, odor, noise, dust, and other environmental protection controls adopted by federal, state and local governmental authorities as well as the right of adjoining property owners. We may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed exploration for or extraction of oil and/or gas may have upon the environment. All requirements imposed by any such authorities may be costly, time consuming, and may delay commencement or continuation of exploration or extraction operations. In conducting our business plan, we may become subject to certain of the rules and regulations promulgated under each of the following:

●	Mineral Leasing Act of 1920, as amended;
●	Mineral Leasing Act for Acquired Lands of 1947, as amended;
●	Oil and Gas Pollution Act of 1990, as amended;
●	Federal Water Pollution Control Act of 1972, as amended;
●	Resource Conservation and Recovery Act of 1976, as amended;
●	Clean Air Act of 1963, as amended; and
●	Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended.

Compliance with these laws can be costly; the regulatory burden on the oil and gas industry increases the cost of doing business in the industry and consequently affects profitability. Moreover, public interest in the protection of the environment has increased significantly in recent years, notwithstanding the widely recognized public demand for “energy independence.” No assurance can be given that compliance with these laws or with newly imposed or changed laws will not adversely affect the economic viability of any oil and gas properties we may acquire in the future.

 Intellectual Property

We do not own or license any material intellectual property in connection with the operation of our business.

Employees

 As of March 31, 2016, we had one full time (1) employee. Any site work is handled by contract labor.    Our Chief Executive Officer’s business experiences are described in the section entitled “Management.”

How to Obtain our SEC Filings

 We file annual, quarterly, and special reports, proxy statements, and other information with the Securities Exchange Commission (SEC). Reports, proxy statements and other information filed with the SEC can be inspected and copied at the public reference facilities of the SEC at 100 F Street N.E., Washington, DC 20549. Such material may also be accessed electronically by means of the SEC’s website at www.sec.gov.

 Our investor relations department can be contacted at our principal executive office located at 4760 Preston Road, #244-114, Frisco, Texas, 75,034. The telephone number of our principal executive offices is (469) 777-3370. Our web site is www.elitegroupenergy.com

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments.

Not applicable to smaller reporting companies.

Item 2.  Description of Property

The Company holds one Salt Water Disposal(Kypo) property in oil and gas land located in Carrizo Springs, Texas, acquired on August 17, 2015, pursuant to Lease Agreement dated the same. The Kypo SWD is being repaired and should be completed and available to process water in 2016.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The following table sets forth for the periods indicated the high and low bid quotations for our common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission and may not represent actual transactions.

Period	High	Low
Fiscal Year 2016
First Quarter (April 1, 2015 – June 30, 2015)	$1.00	$1.00
Second Quarter (July 1, 2015 – September 30, 2015)	$1.00	$0.76
Third Quarter (October 1, 2015 – December 31, 2015)	$0.76	$0.76
Fourth Quarter (January 1, 2016 – March 31,2016)	$1.25	$0.76

As of October 5, 2016, the last reported price of our common stock quoted on the OTCQB was $0.0237 per share. The OTCQB prices set forth above represent inter-dealer quotations, without adjustment for retail mark-up, mark-down or commission, and may not represent the prices of actual transactions.

Number of Holders

As of October 5, 2016, the 27,849,052 issued and outstanding shares of common stock were held by a total of 38 shareholders of record.

As of March 31, 2016, the 3,014,719 issued and outstanding shares of common stock were held by a total of 23 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended March 31, 2016 and we do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

On February 16, 2016, the Company issued 75,000 shares of common stock to a third party entity as consideration for professional services. Such issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

Settlement Agreement with Rockwell Capital Partners

On July 14, 2016, the Company entered into a Settlement Agreement and Stipulation (the“Settlement Agreement”) with Rockwell Capital Partners, Inc.  (“Rockwell”), pursuant to which the Company agreed to issue common stock to Rockwell in exchange for the settlement of $56,000 (the “Settlement Amount”) of past-due obligations and accounts payable of the Company.  Rockwell purchased the obligations and accounts payable from certain vendors of the Company.

On July 14, 2016, the Circuit Court of the Twelfth Judicial Circuit for Manatee County, Florida (the “Manatee Court”), entered an order (the “Rockwell Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), in accordance with a stipulation of settlement, pursuant to the Settlement Agreement between the Company and Rockwell.  The Company issued 4,359,333 Settlement shares to Rockwell to reduce certain outstanding liabilities through September 30, 2016.

On August 2, 2016, the Company issued 20,000,000 shares of common stock to the Company's CEO in accordance with the employment agreement dated January 28, 2016.

On August 2, 2016, the Company issued 300,000 shares to Mammoth Capital Partners for services.

There were 27,849,052 shares of common stock issued and outstanding as of September 28, 2016.

Purchase of our Equity Securities by Officers and Directors

On January 17, 2014, Elite Books Inc. offered and sold 2,000,000 share of common stock to then president and director, Vesna Pesic, for a purchase price of $0.002 per share, for aggregate offering proceeds of $4,000. Elite Books Inc. made the offer and sales in reliance on the exemption from registration afforded by Section 4(a)(2) to the Securities Act of 1933, as amended (the “Securities Act”), of 779,999 shares at 0.03 for $23,400 ending on October 29, 2014 on the basis that the securities were offered and sold in a non-public offering to a “sophisticated investor” who had access to registration-type information about the Company. No commission was paid in connection with the sale of any securities and no general solicitations were made to any person.

On January 26, 2016, Vesna Pesic (“Seller”) and Terrence Tecco (“Purchaser”) have entered into that certain Stock Purchase Agreement (“Stock Purchase Agreement”), pursuant to which Seller sold 2,000,000 shares of the common stock of the Company owned by Seller to Purchaser. Pursuant to the sale of shares of Common Stock from Seller to Purchaser, the Seller has issued 2,020,000 shares of Common Stock in the name of the Purchaser. The Purchaser’s pledged 2,020,000 shares of Common Stock and the grant of a security interest and lien with respect thereto in favor of  TCA Fund Management Group.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

INDEX OF FINANCIAL INFORMATION

CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Elite Group, Inc

We have audited the accompanying balance sheets of Elite Group, Inc (f/k/a Elite Books, Inc.) as of March 31, 2016 and 2015, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended March 31, 2016 and 2015. Elite Group Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elite Group, Inc as of March 31, 2016 and 2015 and the results of its operations and its cash flows for years ended March 31, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had accumulated deficit of $15,824,577 as of March 31, 2016, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
Edina, MN
October 11, 2016

ELITE GROUP INC.

f/k/a Elite Books, Inc.

 BALANCE SHEETS

	March 31, 2016	March 31, 2015
ASSETS

Current Assets
Cash	$17	$2,888
Prepaid expenses and other assets	-	-

TOTAL CURRENT ASSETS	17	2,888

Fixed assets	24,000	-
Financing Fees, net of accumulated amortization of $34,963 and $0 as of March 31, 2016 and 2015, respectively	61,857	-

TOTAL ASSETS	$85,874	$2,888

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$42,261	$4,100
Convertible Debenture and accrued interest as of March 31, 2016 and 2015, respectively	523,833	-
Accrued officer salary	15,000	-
Advances, related party	4,894	-

TOTAL LIABILITIES	585,988	4,100

SHAREHOLDERS’ DEFICIT
Common Shares, 75,000,000 shares authorized, 3,014,749 and 2,799,000 shares issued and outstanding as of March 31, 2016 and 2015, respectively	3,014	2,799
Discount on common stock	(390,500)	-
Common stock payable	15,343,813	-
Additional Paid In Capital	368,136	24,601
Accumulated Deficit	(15,824,577)	(28,612)

TOTAL SHAREHOLDERS’ DEFICIT	(500,114)	(1,212)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$85,874	$2,888

The accompanying notes are an integral part of these consolidated financial statements.

F-3

ELITE GROUP INC. f/k/a Elite Books, Inc. STATEMENTS OF OPERATIONS
	Year Ended March 31, 2016	Year Ended March 31, 2015

REVENUES	$ 200	$ 930

OPERATING EXPENSES
Operational expenses	3,100	-
General and administrative	45,206	28,126
Employee Stock-based compensation	15,200,000	-
Stock based compensation	93,750	-
TOTAL OPERATING EXPENSES	15,342,056	28,126

LOSS FROM OPERATIONS	(15,341,856)	27,196

OTHER INCOME (EXPENSE)
Interest Expense	(23,833)	-
Financing Costs	(36,463)	-
Stock-based Financing Costs	(393,813)	-

TOTAL OTHER INCOME (EXPENSES)	(454,109)	-

NET LOSS FROM OPERATIONS	(15,795,965)	(27,196)

PROVISION FOR INCOME TAXES	–	–

NET LOSS	$ (15,795,965)	$ (27,196)

Net Loss Per Share: Basic and diluted	$ (5.54)	$ (0.01)
Weighted-average number of common shares outstanding: Basic and diluted	2,848,859	2,031,438

The accompanying notes are an integral part of these consolidated financial statements.

ELITE GROUP INC.

f/k/a Elite Books, Inc.

 STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock Shares Amount		Discount on Common Stock	Additional Paid-In Capital	Deficit Accumulated	Common Stock Payable	Stockholders’ Deficit
BALANCE – March 31, 2014	2,000,000	2,000	-	2,000	(1,416)	-	2,584

Shares issued for Cash at $0.03 per share, net $23,400 on October 29, 2014	799,999	799	-	22,601	-	-	23,400

Net loss for the year ended March 31, 2015	-	-	-	-	(27,196)	-	(27,196)

BALANCE – March 31, 2015	2,799,999	2,799	-	24,601	(28,612)	-	(1,212)

Discount on common stock	-	-	(390,500)	-	-	-	(390,500)
Shares issued in accordance with Advisory agreement	139,750	140	-	249,860	-	143,813	393,813
Share issuance payable to Chief Executive Officer	-	-	-	-	-	15,200,000	15,200,000
Shares issued for services at a fair market value of $0.03 per share	75,000	75	-	93,675	-	-	93,750
Net loss for the year ended March 31, 2016	-	-	-	-	(15,795,965)	-	(15,795,965)

BALANCE - March 31, 2016	3,014,749	$ 3,014	$ (390,500)	$ 368,136	$ (15,824,577)	$ 15,343,813	$(500,114)

The accompanying notes are an integral part of these consolidated financial statements.

ELITE GROUP INC.

f/k/a Elite Books, Inc.

 STATEMENTS OF CASH FLOWS

	For the Year Ended March 31, 2016	For the Year Ended March 31, 2015
OPERATING ACTIVITIES
Net loss	$ (15,795,965)	$ (27,196)

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of Financing costs	34,963	-
Stock based compensation	15,687,563	-

Changes in operating assets and liabilities:
Increase accounts payable and accrued expense	18,261	-
Increase in accrued officer salary	15,000	-
Increase in accrued interest	23,833	-
Net cash used in operating activities	(16,345)	(27,196)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	23,400
Proceeds from Convertible Debentures	12,680	-
Loans from related party	794	-
Net cash (used) by financing activities	13,474	23,400

NET INCREASE (DECREASE) IN CASH	(2,871)	(3,796)

CASH
Beginning of period	2,888	6,684
End of period	$ 17	$ 2,888

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

NONCASH INVESTING
Assets acquired in accounts payable	$ 24,000	$ -
Discount on common stock and financing costs attributable to convertible debenture	$ 487,320	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements

ELITE GROUP INC.

f/k/a Elite Books, Inc.

Notes To The Audited Financial Statements

For the Year Ended March 31, 2016

NOTE 1 — ORGANIZATION AND NATURE OF BUSINESS

Elite Books Inc. is a corporation registered in the State of Nevada on May 21, 2013. We are a company at its development stage. Our business intention is to sell books utilizing internet, and grow customer base by selling unique editions of books. Our revenue is earned by charging a fee to our customers who are interested in our product.

On July 22, 2016, the Company filed with the Secretary of State of Nevada Amended and Restated Articles of Incorporation (the “Amended and Restated Articles”) that had the effect of changing the name of the corporation to Elite Group, Inc. and designating 74,000,000 shares of the authorized capital stock of the Company as common stock, par value $0.001 and 1,000,000 shares of the authorized capital stock of the Company as preferred stock, par value $0.001, with the powers, preferences and rights, and the qualifications, limitations and restrictions designated by the Company’s board of directors.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted a calendar year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable and accrued expenses approximate their fair values based on the short-term maturity of these instruments. The carrying amount of the Company’s promissory note obligations approximate fair value, as the terms of these notes are consistent with terms available in the market for instruments with similar risk.

We account for our derivative financial instruments, consisting solely of certain stock purchase warrants that contain non-standard anti-dilutions provisions and/or cash settlement features, and certain conversion options embedded in our convertible instruments, at fair value using level 3 inputs. We determine the fair value of these derivative liabilities using the Black-Scholes option pricing model when appropriate, and in certain circumstances using binomial lattice models or other accepted valuation practices.

When determining the fair value of our financial assets and liabilities using the Black-Scholes option pricing model, we are required to use various estimates and unobservable inputs, including, among other things, contractual terms of the instruments, expected volatility of our stock price, expected dividends, and the risk-free interest rate. Changes in any of the assumptions related to the unobservable inputs identified above may change the fair value of the instrument. Increases in expected term, anticipated volatility and expected dividends generally result in increases in fair value, while decreases in the unobservable inputs generally result in decreases in fair value.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

Revenue will be recognized when it is realized or realizable and earned.  Specifically, revenue will be recognized when all of the following criteria are met: (1) Persuasive evidence of an arrangement exists; (2) Service has occurred, customer acceptance has been achieved; (3) Our selling price to the buyer is fixed and determinable; and (4) Collection is reasonably assured.  The Company recognizes revenue when services have been provided and collection is reasonably assured.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common share equivalents outstanding as of March 31, 2016.

Comprehensive Income

The Company has established standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, the Company would disclose this information on its Statement of Shareholders’ Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Recent Accounting Pronouncements

In February 2016, FASB issued ASU-2016-02, "Leases (Topic 842)."  The guidance requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right of use asset representing its right to use the underlying asset for the lease term. For finance leases: the right-of-use asset and a lease liability will be initially measured at the present value of the lease payments, in the statement of financial position; interest on the lease liability will be recognized separately from amortization of the right-of-use asset in the statement of comprehensive income; and repayments of the principal portion of the lease liability will be classified within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. For operating leases: the right-of-use asset and a lease liability will be initially measured at the present value of the lease payments, in the statement of financial position; a single lease cost will be recognized, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis; and all cash payments will be classified within operating activities in the statement of cash flows.   Under Topic 842 the accounting applied by a lessor is largely unchanged from that applied under previous GAAP. The amendments in Topic 842 are effective for the Company beginning January 1, 2019, including interim periods within that fiscal year. We are currently evaluating the impact of adopting the new guidance of the consolidated financial statements.

In January 2016, the Financial  Accounting  Standards  Board ("FASB"),  issued Accounting  Standards Update ("ASU")  2016-01,  "Financial  Instruments-Overall (Subtopic 825-10): Recognition  and Measurement of Financial Assets and Financial Liabilities," which amends the guidance in U.S. generally accepted accounting principles on the classification  and measurement  of financial instruments.  Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments.  In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and are to be adopted by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this standard.

In  November  2015,  the  FASB  issued  ASU  2015-17,  "Income  Taxes  (Topic  740):  Balance  Sheet  Classification   of  Deferred  Taxes,"  which  simplifies  the presentation  of deferred income taxes by requiring that deferred tax liabilities  and assets be classified as noncurrent in a classified statement of financial position. This ASU is effective for financial statements issued for annual periods beginning after December 16, 2016, and interim periods within those annual periods. The adoption of this standard will not have any impact on the Company's financial position, results of operations and disclosures.

NOTE 3 — GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 4 – CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible promissory notes, including accrued interest, at March 31, 2016 and 2015 are as follows:

	2016	2015
TCA Global Fund, Inc., including accrued interest of $23,833 as of March 31, 2016	$523,833	$-
Convertible promissory note payable, net	$523,833	$-

On December 18, 2015, the Company issued the Convertible Note in favor of TCA Global Master Credit Fund, L.P. ("TCA"). The maturity date of the Convertible Note was June 18, 2016, six months from the effective date, and the Convertible Note bears interest at a rate of sixteen and one-half percent (16.5%) per annum. The Convertible Note is convertible, at TCA's option upon an event of default, into shares of the Company’s common stock, par value $0.001 per share (the "Common Stock") at a price equal to eighty-five percent (85%) of the average of the lowest daily volume weighted average price of the Common Stock during the five (5) trading days immediately prior to the date of conversion. The Convertible Note may be prepaid in whole or in part at the Company’s option without penalty.

Furthermore, the Company shall pay a fee of $1,500 on the closing date and thereafter on the first day of each third month during the term. The fee shall increase by $500 for each subsequent line of credit increase with a cap of $2,500.

At any time and from time to time while this Convertible Note is outstanding, the principal and accrued interest may be, at the sole option of TCA upon an Event of Default, convertible into shares of the Company's common stock.  The note is convertible into shares of common stock at a price equal to a variable conversion price of eighty-five percent (85%) of the volume-weighted averages the five (5) days preceding the date of conversion.

As of September 30, 2016, the six-month term of the agreement has expired and the obligations continues to be outstanding which is a nonpayment of the obligation of the Senior Secured Revolving Credit Facility dated December 18, 2015.

NOTE 5 — RELATED PARTIES

Advances

From time to time, the Company has received advances from certain of its officers and shareholders to meet short-term working capital needs. For the years ended March 31, 2016 and 2015, a total of $4,894 and $4,100 advances from related parties is outstanding, respectively. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

Officer Agreements

On January 28, 2016, the Company entered into an employment agreement, effective February 15, 2016, with the Company's Chief Executive Office whereby the Company provides for compensation of $10,000 per month. A total salary of $15,000 expensed during the year ended March 31, 2016. The total balance due to the Chief Executive Officer for accrued salaries at March 31, 2016 and 2015, was $15,000 and $0, respectively. Furthermore, the Company agreed to issued the Chief Executive Officer 20 million shares of common stock valued at $15,200,000 recorded as common stock payable and subsequently issued the shares on August 2, 2016 (see Note 9).

NOTE 6 – EQUITY

Common shares

The Company had authorized 750,000,000 common shares as of March 31, 2016 and 2015 and the Company had 2,874,999 and 2,799,999 common shares issued and outstanding, respectively.    The common shares entitle the holder thereof to one vote per share on all matters coming before the shareholders of our company for a vote.

On July 22, 2016, the Company filed with the Secretary of State of Nevada Amended and Restated Articles of Incorporation (the “Amended and Restated Articles”) that had the effect of changing the name of the corporation to Elite Group, Inc. and designating 74,000,000 shares of the authorized capital stock of the Company as common stock, par value $0.001 and 1,000,000 shares of the authorized capital stock of the Company as preferred stock, par value $0.001, with the powers, preferences and rights, and the qualifications, limitations and restrictions designated by the Company’s board of directors.

During the years ended March 31, 2016 and 2015, the Company issued the following equity instruments:

•

On October 29, 2014, the Company sold a total of 799,999 shares of common stock for gross proceeds in the amount of $23,400 at $0.03 per share.

•

On December 18, 2015, as a result of a private transaction, whereby 2,000,000 shares of the Company's common stock, has been cancelled by the former Chief  Executive Officer and 2,020,000 shares of common stock have been issued to the current Chief Executive Officer. The transaction effectuated a change of control and the proceeds from a convertible debenture in the amount of $390,500 which has been recorded an offsetting discount of common stock to equity.

•

On December 18, 2015, the Company issued 139,750 shares of common stock in accordance with the TCA Advisory agreement (See note 7).

•

On February 16, 2016, the Company issued 75,000 at a fair market value of $93,750 for professional services.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An office space has been leased on a month by month basis.

The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

Consulting Agreements

On December 18, 2015, the Company entered into an advisory services agreement with TCA Global Master Fund (“Consultants”) for investment banking services. In consideration, the Company shall issue the Consultant $250,000 in the form of restricted shares of the Company common stock. The issuance of shares are subject to an anti-dilution share issuances to the extent the cash proceeds from the share issuances are inadequate to satisfy the $250,000 fee. The Company issued 139,750 shares of common stock at closing valued at a price equal to eighty-five percent (85%) of the average of the lowest daily volume weighted average price of the Common Stock during the five (5) trading days immediately prior to the agreement date. As of March 31, 2016, an additional issuance of 189,227 shares with a fair market value of $143,813 are required to satisfied the advisory agreement whereby an additional financing costs has been recorded to common stock payable.  The Company recorded $393,813 of stock-based financing costs for the year ended March 31, 2016.

NOTE 8 – INCOME TAXES

As of March 31, 2016 and 2015, the Company had net operating loss carry forwards of approximately $451,743 and $27,196, respectively, that may be available to reduce future years’ taxable income in varying amounts through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	March 31, 2016	March 31, 2015
Federal income tax benefit attributable to:
Current Operations	$5,370,489	$9,247
Less: valuation allowance	(5,370,489)	(9,247)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	March 31, 2016	March 31, 2015
Deferred tax asset attributable to:
Net operating loss carryover	$153,192	$9,247
Stock based compensation	5,216,897	-
Less: valuation allowance	(5,370,489)	(9,247)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 9 — SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to March 31, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those specified below.

LG Capital Funding, LLC.

On April 19, 2016, the Company entered into a convertible note payable with LG Capital Funding, LLC. The $40,700 note payable includes $3,700 of original issuance discount and bears interest at a 8% per annum interest rate. The note matures on April 19, 2017 and may only be repaid within 180 days of issuance date with prepayment penalties ranging from 18% to 48% of principal. The note is convertible into shares of common stock at a price equal to a variable conversion price of sixty percent (60%) of the volume-weighted averages the twenty (20) days preceding the date of conversion.

On June 19, 2016, the Company entered into a convertible note payable with LG Capital Funding, LLC. The $40,700 note payable includes $3,700 of original issuance discount and bears interest at a 8% per annum interest rate. The note matures on June 19, 2017 and may only be repaid within 180 days of issuance date with prepayment penalties ranging from 18% to 48% of principal. The note is convertible into shares of common stock at a price equal to a variable conversion price of sixty percent (60%) of the volume-weighted averages the twenty (20) days preceding the date of conversion.

TCA Convertible Debenture Agreement

As of September 30, 2016, the six-month term of the agreement has expired and the obligations continues to be outstanding which is a nonpayment of the obligation of the Senior Secured Revolving Credit Facility dated December 18, 2015 (see Note 4).

Settlement Agreement with Rockwell Capital Partners

On July 14, 2016, the Company entered into a Settlement Agreement and Stipulation (the “Settlement Agreement”) with Rockwell Capital Partners, Inc.  (“Rockwell”), pursuant to which the Company agreed to issue common stock to Rockwell in exchange for the settlement of $56,000 (the “Settlement Amount”) of past-due obligations and accounts payable of the Company.  Rockwell purchased the obligations and accounts payable from certain vendors of the Company.

On July 14, 2016, the Circuit Court of the Twelfth Judicial Circuit for Manatee County, Florida (the “Manatee Court”), entered an order (the “Rockwell Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), in accordance with a stipulation of settlement, pursuant to the Settlement Agreement between the Company and Rockwell. The Company issued 4,359,333 Settlement shares to Rockwell to reduce certain outstanding liabilities through September 30, 2016.

Restated Articles of Incorporation

On July 22, 2016, the Company filed with the Secretary of State of Nevada Amended and Restated Articles of Incorporation (the “Amended and Restated Articles”) that had the effect of changing the name of the corporation to Elite Group, Inc. and designating 74,000,000 shares of the authorized capital stock of the Company as common stock, par value $0.001 and 1,000,000 shares of the authorized capital stock of the Company as preferred stock, par value $0.001, with the powers, preferences and rights, and the qualifications, limitations and restrictions designated by the Company’s board of directors.

Mammoth Corporation Convertible Debenture Agreement

On July 29, 2016, the Company entered into a convertible note payable with Mammoth Corporation. The $27,500 note payable includes $6,000 of original issuance discount. The note is due upon the Company closing a debt or equity transaction in excess of $100,000 and no further interest shall accrue as long as the note is not in default. Default rate is 18% per annum interest. The note is collateralized by the issuance of 300,000 shares of the Company common stock issued on August 2, 2016.

Share issuances

On August 2, 2016, the Company issued 20,000,000 shares of common stock to the Company's CEO in accordance with the employment agreement dated January 28, 2016.

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

CURRENT BUSINESS OPERATIONS

The Company plans to concentrate its development efforts in the Eagle Ford Formation in South Texas.  We believe such opportunities exist in the United States with the recent improvements in water disposal. We have only recently begun our planned business operations. To date our operations have primarily been devoted to forming the entity and developing our business plan. We have several properties under contract and have completed most of the financing for these acquisitions.

The following table provides selected financial data about us for the fiscal years ended March 31, 2016 and March 31, 2015. For detailed financial information, see the audited Financial Statements included in this report.

	Fiscal year ended March 31,
	2016	2015
Balance Sheet Data:

Cash	$17	$2,888
Total assets	$85,874	$2,888
Total liabilities	$585,988	$4,100
Shareholders’ equity (deficiency)	$(500,114)	$(1,212)

Operating Data:
Revenue	$200	$930
Operating Expenses	$15,342,056	$28,126
Net Income (Loss)	$(15,795,965)	$(27,196)

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

FISCAL YEAR ENDED MARCH 31, 2016 COMPARED TO MARCH 31, 2015.

Our net loss for the year ended March 31, 2016 was $15,795,965 compared to a net loss of $27,196, during the year ended March 31, 2015. Our loss was attributable to financing and administrative costs and professional fees incurred compared to nominal business activity in the prior year.

This change in net loss was primarily the result of the following:

Revenue

We recognized $200 of revenue during the year ended March 31, 2016 compared to $930 of revenue during the year ended March 31, 2015.  The decrease in revenue of $730 was attributable to limited resources to maintain revenue.

Operating expenses

We incurred operating expenses of $15,342,056 during the year ended March 31, 2016 compared to $28,126 of operating expenses during the year ended March 31, 2015. The primary expense in the year ended March 31, 2016 was $15,200,000 of employee stock based compensation attributable to 20 million shares due to our Chief Executive Officer in accordance with an employment agreement dated January 26, 2016. Our operating expenses also consisted of general and administrative fees of $45,206 compared to $28,126 in the year ended March 31, 2015 related to office, compliance and professional fees. Furthermore, we incurred expense of $93,750 for stock issuances for professional and advisory services during the year ended March 31, 2016.

Other Income (Expense)

We incurred interest expense of $23,833 and financing costs of $36,463 related to our convertible debenture in the year ended March 31, 2016. Furthermore, the Company into an advisory services agreement with TCA Global Master Fund for investment banking services. The Company shall issue $250,000 in the form of restricted shares of the Company common stock. The issuance of shares are subject to an anti-dilution share issuances to the extent the cash proceeds from the share issuances are inadequate to satisfy the $250,000 fee. The Company issued 139,750 shares of common stock at closing valued at a price equal to eighty-five percent (85%) of the average of the lowest daily volume weighted average price of the Common Stock during the five (5) trading days immediately prior to the agreement date. As of March 31, 2016, an additional issuance of 189,227 shares with a fair market value of $143,813 are required to satisfied the advisory agreement whereby an additional financing costs has been recorded to common stock payable.  The Company recorded $393,813 of stock-based financing costs for the year ended March 31, 2016.

Net Losses

Our net loss for the fiscal year ended March 31, 2016 was $15,795,965 compared to a net loss of $27,196 during the year ended March 31, 2015 due to the factors discussed above.

Weighted average number of shares

The weighted average number of shares outstanding was 2,848,859 and 2,031,438 for the years ended March 31, 2016 and 2015, respectively. The weighted average number of shares is an average calculation incorporating changes to the shares outstanding within the period reported.

LIQUIDITY AND CAPITAL RESOURCES

Year Ended March 31, 2016 Compared with Year Ended March 31, 2015

As of March 31, 2016 and 2015, we had $17 and $2,888 of cash and cash equivalents.

We have experienced losses of $15,795,965 and $27,196 for the fiscal years ended March 31, 2016 and 2015, respectively, and have an accumulated deficit of $15,824,577 at March 31, 2016. In addition, we have not completed our efforts to establish a stable recurring source of revenues sufficient to cover our operating costs and expect to continue to generate losses for the foreseeable future. There is no assurances that we will be able to obtain an adequate level of financing needed for our near term requirements or the long-term development and exploration of our leases. These conditions raise substantial doubt about our ability to continue as a “going concern”.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and, or, the private placement of  convertible debt and/or issuance of common stock.

Because of the Company’s history of losses, its independent auditors, in the reports on the financial statements for the year ended March 31, 2016 and March 31, 2015, expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

Cash Flows from Operating Activities

We have generated negative cash flows from operating activities. For the year ended March 31, 2016, net cash flows used in operating activities was $16,345 consisting of a net loss of $15,795,965, offset by non-cash stock compensation of $15,687,563 and amortization of financing costs of $34,963, an increase of $18,261 in accounts payables and accrued liabilities, an increase of $15,000 of accrued officer salary and an increase of $23,833 in accrued interest payable. For the year ended March 31, 2015, net cash flows used in operating activities was $27,196 consisting of a net loss of $27,196.

Cash Flows from Investing Activities

We neither used nor generated cash from investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from the issuance of convertible debt, sale of shares of our common stock or by way of loan from our shareholders. We generated cash from financing activities of $13,474 and $23,400 in the year ended March 31, 2016 and 2015, respectively. For the year ended March 31, 2016, net cash provided by financing activities consisted of $12,680 of net proceeds from the issuance of a $500,000 convertible debenture and $794 from advances from shareholders.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to the acquisition of assets. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

GOING CONCERN

The independent auditors' audit report accompanying our March 31, 2016 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Recently Issued Accounting Pronouncements.

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2016 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2016, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not have appropriate policies and procedures in place to evaluate the proper accounting and disclosures of key documents and agreements.

3.

We did not maintain appropriate cash controls – As of March 31, 2016, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

4.

 We did not implement appropriate information technology controls – As at March 31, 2016, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2016 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of March 31, 2016, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s  report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, age and titles of our officers and directors are as follows:

Name and Principal Position of Executive Officer and/or Director	Age	Position

Terrence Tecco	63	President, Chief Executive Officer, Chief Financial Officer and Director

Brad Fretti	34	Former Chief Financial Officer and Director

Michael Fasci	58	Director

Biographical Information and Background of officer and director

Mr. Tecco’s market and management experience began as a registered representative for Merrill Lynch in the Canton, Ohio office holding Series 7 and Series 22 licenses. After his tenure with Merrill Lynch he became Vice President of Buckhorn Oil Company with offices in Houston, Texas and Columbus, Ohio; where his duties included raising capital for drilling and land acquisitions. During his tenure as Vice President of Buckhorn Oil Company he over saw the drilling and completion of over l50 producing Oil Wells.

Mr. Tecco has gained some of his vast experience in the public markets by representing RieChad USA as Vice President. While he was VP with RieChad his duties included, but were not limited to, being in charge of mergers and acquisitions. Most recently, since July of 2000, as President of KPV Holdings; Mr. Tecco has participated in multiple business projects that assisted private companies with reverse mergers into public entities. Mr. Tecco was a long time member of the American Association of Petroleum Landman. He is a graduate of Kent State University with a degree in Bachelor of Finance in Business Administration and he also attended graduate school at The Ohio State University and has over twenty years’ experience in the oil and gas industry and the public markets

Brad Fretti is a Senior Analyst at TCA Fund Management Group.  Prior to joining TCA Fund Management Group, Mr. Fretti developed a range of experiences in finance, sales, marketing, and investment research. These responsibilities extended to research in areas such as master limited partnerships, oil and gas royalties, and real estate investment trusts. Mr. Fretti joined TCA for analysis and due diligence of target companies as well as ongoing monitoring of investments. He earned a degree economics from Florida Southern College and is currently in the process of earning the Chartered Financial Analyst (CFA) designation. On May 6, 2016, Brad Fretti resigned, effective immediately, from the Board of Directors of the Company as well as the Company’s Chief Financial Officer.

Michael Fasci is a 30 year veteran in the finance sector having served as an officer and director of many public and private companies.  He is a seasoned operator across various industries and has served in both CEO and CFO capacities for both growth and turnaround situations. Mike began his career as a field engineer and then manager of various remediation filtration and environmental monitoring projects globally before focusing his efforts on the daily operations, accounting and financial reporting and SEC compliance of the numerous companies he has served.  Mike studied Electrical Engineering at Northeastern University and maintains his qualification as an Enrolled Agent of the Internal Revenue Service.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary (collectively, the “Named Executive Officers”) for fiscal years ended in March 31, 2016 and March 31, 2015:

Name & Principal Position	Fiscal Year March 31,		Salary	Stock Awards	Option Awards	All Other Compensation		Total
Terrence Tecco	2016		$15,000	$15,200,000	$-	$-		$15,215,000
				(1)
Chief Executive Officer	2015		$-	$-	$-	$-		$-

Brad Fretti (2)(3)	2016	$		$-	$-	$-	$
Chief Financial Officer	2015		$-	$-	$-	$-		$-

Vesna Pesnik	2016		$-	$-	$-	$-		$-
Former Chief Executive Officer	2015		$-	$-	$-	$-		$-

Employment Agreements (1)

On January 26, 2016, we entered into an employment agreement with Terrence Tecco. The material terms of the employment agreement include: (1) base salary at the rate of $120,000 per annum, (ii) eligibility for an annual bonus, (iii) five year term; (iv) medical and health benefits eligibility; (v) termination without cause results in compensation paid for one year, (vi) stock grant of 20,000,000 shares of common stock which were issued on August 2, 2016.

(2) On May 6, 2016, Brad Fretti resigned as Chief Financial officer and as a member of the board of directors.

(3) On May 6, 2016, Mr. Dino Munroe was appointed Chief Financial Officer of the Company and was appointed to the Company’s board of directors.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our officer or director or employees.

 Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of September 28, 2016 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Terrence Tecco 4760 Preston Rd. #244-114 Frisc, Tx. 75034	22,020,000 shares of common stock (direct)	79%

The percent of class is based on 27,849,052 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended March 31, 2016, we had not entered into any transactions with any officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

As of March 31, 2016 and 2015, our Chief Executive Officer and certain sharholders and a director had loans outstanding of $4,984 and $4,100, respectively, to the Company to provide working capital for its business operations. The loan is unsecured, non-interest bearing and due on demand.

Item 14. Principal Accountant Fees and Services

During fiscal year ended March 31, 2016 and 2015, we incurred approximately $5,500 and $5,500 in fees to our principal independent accountants for professional services rendered.

PART IV

Item 15. Exhibits

The following exhibits are included as part of this report by reference:

3.1	Articles of Incorporation, as amended

3.2	Certificate of Change filed with the Nevada Secretary of State, dated

3.3	Bylaws

10.1	Employment Agreement, dated January 26, 2016, by and between the Company and Terrence Tecco (incorporated herein)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, on October 11, 2016.

ELITE GROUP INC.

By: /s/	Terrence Tecco
Name:	Terrence Tecco
Title:	Director and
(Principal Executive Officer)

By:	/s/	Michael Fasci
	Name:	Michael Fasci
	Title:	Director