Form 10-Q
period 2016-06-30
ELITE GROUP INC.
filed 2016-10-20
CIK 1607281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016.

or

[  ]

Transition Report Pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to ______________________.

Commission file number: _____________________

ELITE GROUP INC.

(Exact name of registrant as specified in its charter)

f/k/a Elite Books, Inc.

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

Indicate the number of shares outstanding of each of the issuer s classes of common stock, as of the most practicable date: As of October 19, 2016, there were 27,849,052 shares of Common Stock issued and outstanding.

ELITE GROUP INC. F/K/A Elite Books, Inc. BALANCE SHEETS (Unaudited)
	June 30, 2016	March 31, 2016
ASSETS

Current Assets
Cash	$1,402	$17
Prepaid expenses and other assets	-	-

TOTAL CURRENT ASSETS	1,402	17

Fixed assets	24,000	24,000
Financing Fees, net of accumulated amortization of $97,517 and $34,963 as of June 30, 2016 and March 31, 2016, respectively	6,500	61,857

TOTAL ASSETS	$31,902	$85,874

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$77,155	$42,261
Accrued officer salary	29,750	15,000
Advances, related party	13,994	4,894
Convertible Debenture and accrued interest as of June 30, 2016 and March 31, 2016, respectively	578,834	523,833
Derivative liability	257,103	-

TOTAL LIABILITIES	956,836	585,988

SHAREHOLDERS’ DEFICIT
Common Shares, 75,000,000 shares authorized, 3,014,749 shares issued and outstanding as of June 30, 2016 and March 31, 2016	3,014	3,014
Common stock payable	15,408,084	15,343,813
Discount on common stock	(390,500)	(390,500)
Additional Paid In Capital	368,136	368,136
Accumulated Deficit	(16,313,668)	(15,824,577)

TOTAL SHAREHOLDERS’ DEFICIT	(924,934)	(500,114)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$31,902	$85,874

The accompanying notes are an integral part of these financial statements.

ELITE GROUP INC. F/K/A Elite Books, Inc. STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended June 30, 2016	Three months ended June 30, 2015

REVENUES	$-	$100

OPERATING EXPENSES
Operational expenses	12,956	-
General and administrative	105,338	2,956

TOTAL OPERATING EXPENSES	118,294	2,956

LOSS FROM OPERATIONS	(118,294)	(2,856)

OTHER INCOME (EXPENSE)
Interest Expense	(45,123)	-
Financing Costs	(64,420)	-
Stock based financing costs	(64,271)	-
Amortization of debt discount	(3,895)	-
Change in derivative liability	(193,088)	-
TOTAL OTHER INCOME (EXPENSES)	(370,797)	-

NET LOSS FROM OPERATIONS	(489,091)	(2,856)

PROVISION FOR INCOME TAXES	–	–

NET LOSS	$(489,091)	$(2,856)

Net Loss Per Share: Basic and diluted	$(0.16)	$(0.00)
Weighted-average number of common shares outstanding: Basic and diluted	3,014,719	2,799,999

The accompanying notes are an integral part of these financial statements.

ELITE GROUP INC. F/K/A Elite Books, Inc. STATEMENTS OF CASH FLOWS (Unaudited)
	For the Three Months Ended June 30, 2016	For the Three Months Ended June 30, 2015
OPERATING ACTIVITIES
Net loss	$(489,091)	$(2,856)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of Financing costs	62,554	-
Stock based compensation	64,271	-
Amortization of original issued discount interest	1,343	-
Amortization of debt discount	3,895	-
Change in derivative liability	193,088	-
Debt discount feature in excess of derivative liability at issuance	22,414	-

Changes in operating assets and liabilities:
Increase accounts payable	34,893	-
Increase accrued officer salary	14,750	-
Increase in accrued interest	21,365	-
Net cash used in operating activities	(70,518)	(2,856)

FINANCING ACTIVITIES
Proceeds from Convertible Debentures	70,000	-
Financing costs	(7,197)	-
Loans from related party	9,100	-
Net cash provided ) by financing activities	71,903	-

NET INCREASE (DECREASE) IN CASH	1,385	(2,856)

CASH
Beginning of period	17	2,889
End of period	$1,402	$33

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

ElITE GROUP, INC.

F/K/A Elite Books, Inc.

Notes To The Unaudited Financial Statements

For the Three months ended June 30, 2016

NOTE 1 — ORGANIZATION AND NATURE OF BUSINESS

Elite Group Inc. (the “Company”) is a corporation, registered in the State of Nevada on May 21, 2013. We are a company at its start up stage. Our business intention was to sell books utilizing the internet, and grow customer base by selling unique editions of books. Currently, we plan to acquire water properties for the oilfield service sector. Management specializes in the acquisition of assets relating to the management of oilfield water used in upstream oil and gas operations. Management's objective is to acquire and consolidate water processing assets in prolific oil and gas exploration areas. Management believes it will accomplish its goal to maximize shareholder value through strategic acquisitions, effective business model design and economies of scale to a fragmented industry. The Company will control the entire process from wellhead to the final destination and use the most environmental friendly practices in all aspects of our operations to protect and conserve the environment for future generations.

As a result of a private transaction, on January 26, 2016, the control block of stock of this company, represented by 2,000,000 shares of common stock, were cancelled by Vesna Pesic, and 2,020,000 shares of common stock were issued to Terrence Tecco, and a change of control of the Company occurred.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common share equivalents outstanding as of June 30, 2016.

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

Recent Accounting Pronouncements

In February 2016, FASB issued ASU-2016-02, "Leases (Topic 842)."  The guidance requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right of use asset representing its right to use the underlying asset for the lease term. For finance leases: the right-of-use asset and a lease liability will be initially measured at the present value of the lease payments, in the statement of financial position; interest on the lease liability will be recognized separately from amortization of the right-of-use asset in the statement of comprehensive income; and repayments of the principal portion of the lease liability will be classified within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. For operating leases: the right-of-use asset and a lease liability will be initially measured at the present value of the lease payments, in the statement of financial position; a single lease cost will be recognized, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis; and all cash payments will be classified within operating activities in the statement of cash flows.   Under Topic 842 the accounting applied by a lessor is largely unchanged from that applied under previous GAAP. The amendments in Topic 842 are effective for the Company beginning January 1, 2019, including interim periods within that fiscal year. The Company is currently evaluating the impact of adopting this standard.

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

NOTE 4  – CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible promissory notes, including accrued interest, at June 30, 2016 and March 31, 2016 are as follows:

	June 30, 2016	March 31, 2016
TCA Global Fund, Inc., including accrued interest of $44,458 and $23,833 as of June 30, 2016 and March 31, 2016, respectively.	$544,458	$523,833

LG Capital Funding, LLC., including accrued interest of $740, net of debt discount of $37,707 and original issue discount interest of $10,057 as of June 30, 2016	34,376	-
Convertible promissory note payable, net	$578,834	$523,833

TCA Global Master Credit Fund, L.P.

On January 26, 2016, the Company issued the Convertible Note in favor of TCA Global Master Credit Fund, L.P. ("TCA"). The maturity date of the Convertible Note was June 18, 2016, and the Convertible Note bears interest at a rate of sixteen and one-half percent (16.5%) per annum. The Convertible Note is convertible, at TCA's option upon an event of default, into shares of the Company’s common stock, par value $0.001 per share (the "Common Stock") at a price equal to eighty-five percent (85%) of the average of the lowest daily volume weighted average price of the Common Stock during the five (5) trading days immediately prior to the date of conversion. The Convertible Note may be prepaid in whole or in part at the Company’s option without penalty.

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

LG Capital Funding, LLC.

On April 19, 2016, the Company entered into a convertible note payable with LG Capital Funding, LLC. The $40,700 note payable includes $3,700 of original issuance discount and bears interest at a 8% per annum interest rate. The note matures on April 19, 2017 and may only be repaid within 180 days of issuance date with prepayment penalties ranging from 18% to 48% of principal. The note is convertible into shares of common stock at a price equal to a variable conversion price of sixty percent (60%) of the volume-weighted averages the twenty (20) days preceding the date of conversion. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of one (1) year. The Company recorded amortization of debt discount and original discount interest in the amount of $2,854 and $1,124 during the period ending June 30, 2016, respectively. The balance as of June 30, 2016 amount to $25,152 comprised of principal balance amounted to $40,700 and accrued interest of $642, and net of remaining debt discount of $11,614 and original issue discount of $4,576, respectively.

On June 19, 2016, the Company entered into a convertible note payable with LG Capital Funding, LLC. The $40,700 note payable includes $3,700 of original issuance discount and bears interest at a 8% per annum interest rate. The note matures on June 19, 2017 and may only be repaid within 180 days of issuance date with prepayment penalties ranging from 18% to 48% of principal. The note is convertible into shares of common stock at a price equal to a variable conversion price of sixty percent (60%) of the volume-weighted averages the twenty (20) days preceding the date of conversion. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of one (1) year. The Company recorded amortization of debt discount and original discount interest in the amount of $1,040 and $219 during the period ending June 30, 2016, respectively. The balance as of June 30, 2016 amount to $9,224 comprised of principal balance amounted to $40,700 and accrued interest of $98, and net of remaining debt discount of $26,093 and original issue discount of $5,481, respectively.

NOTE 5 — RELATED PARTIES

Advances

From time to time, the Company has received advances from certain of its officers and shareholders to meet short-term working capital needs. For the period ended June 30, 2016 and March 31, 2016, a total of $13,994 and $4,100 advances from related parties is outstanding, respectively. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

Officer Agreements

On January 28, 2016, the Company entered into an employment agreement, effective February 15, 2016, with the Company's Chief Executive Office whereby the Company provides for compensation of $10,000 per month. A total salary of $30,000 and $0 was  expensed during the three months ended June 30, 2016 and 2015, respectively. The total balance due to the Chief Executive Officer for accrued salaries at June 30, 2016 and March 31, 2016, was $29,750 and $15,000, respectively. Furthermore, the Company agreed to issued the Chief Executive Officer twenty million shares of common stock valued at $15,200,000 recorded as common stock payable June 30, 2016 and March 31, 2016 and subsequently issued the shares on August 2, 2016 (see Note 9).

NOTE 6 – EQUITY

Common shares

The Company has authorized 750,000,000 common shares as of June 30, 2016 and March 31, 2016 and the Company had 2,874,999 and 2,799,999 common shares issued and outstanding, respectively.    The common shares entitle the holder thereof to one vote per share on all matters coming before the shareholders of our company for a vote.

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

There were no equity transactions during the period ended June 30, 2016.

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2016, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

●

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2016:

	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities
Derivative and warrant liability	-	-	-	257,103
Total liabilities measured at fair value	$-	$-	$-	$257,103

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Beginning balance as of March 31, 2016	$-
Fair value of derivative liabilities issued	282,897
Gain on change in derivative liability	(25,794)
Ending balance as of June 30, 2016	$257,103

The following tables set forth a description of the financial instruments classified as derivative liabilities as of June 30, 2016 and the assumption used to value the instruments.

Convertible Debentures

The derivative liabilities related to the embedded conversion feature were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

June 30, 2016
Embedded Conversion Feature
Risk free interest rate	0.37% to 0.52%
Expected volatility (peer group)	89.96% to 116.92%
Expected life (in years)	0.5 to 1.00
Expected dividend yield	-
Number outstanding	2,381,140

NOTE 8 — COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An office space has been leased on a month by month basis.

The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

Consulting Agreements

On December 18, 2015, the Company entered into an advisory services agreement with TCA Global Master Fund (“Consultants”) for investment banking services. In consideration, the Company shall issue the Consultant $250,000 in the form of restricted shares of the Company common stock. The issuance of shares are subject to an anti-dilution share issuances to the extent the cash proceeds from the share issuances are inadequate to satisfy the $250,000 fee. The Company issued 139,750 shares of common stock at closing valued at a price equal to eighty-five percent (85%) of the average of the lowest daily volume weighted average price of the Common Stock during the five (5) trading days immediately prior to the agreement date. As of June 30, 2016, an additional issuance of 693,613 shares with a fair market value of $208,084 are required to satisfied the advisory agreement whereby an additional financing costs has been recorded to common stock payable.  The Company recorded $64,271 of stock-based financing costs for the period ended June 30, 2016.

NOTE 9 — SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to June 30, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those specified below.

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

Three Month Period Ended June 30, 2016 Compared to Three Month Period Ended June 30, 2015.

Our net loss for the three months ended June 30, 2016 was $489,091compared to a net loss of $2,856, during the three months ended June 30, 2015. Our loss was attributable to financing and administrative costs and professional fees incurred compared to nominal business activity in the prior year.

This change in net loss was primarily the result of the following:

Revenue

We recognized $0 of revenue during the three months ended June 30, 2016 compared to $100 of revenue during the three months ended June 30, 2015.  The decrease in revenue was attributable to limited resources to maintain revenue.

Operating expenses

We incurred operating expenses of $118,294 during the three months ended June 30, 2016 compared to $2,956 of operating expenses during the three months ended June 30, 2015. The primary expense in the three months ended June 30, 2016 was $30,000 of salary expense to our Chief Executive Officer in accordance with an employment agreement dated January 26, 2016. Other operating expenses consisted of general and administrative fees of $75,338 in the three months ended June 30, 2016 compared to $2,956 in the three months ended June 30, 2015 related to office, compliance and professional fees.

Other Income (Expense)

We incurred interest expense of $45,123 and financing costs of $64,420 related to our convertible debenture in the three months ended June 30, 2016. Additionally, the change in fair value of the Company’s derivative instruments amounted to $193,088 and $3,895 of amortization of debt discount during the period.

 Furthermore, the Company into an advisory services agreement with TCA Global Master Fund for investment banking services. The Company shall issue $250,000 in the form of restricted shares of the Company common stock. The issuance of shares are subject to an anti-dilution share issuances to the extent the cash proceeds from the share issuances are inadequate to satisfy the $250,000 fee. The Company issued 139,750 shares of common stock at closing valued at a price equal to eighty-five percent (85%) of the average of the lowest daily volume weighted average price of the Common Stock during the five (5) trading days immediately prior to the agreement date. As of June 30, 2016, an additional issuance of 693,613 shares with a fair market value of $208,084 are required to satisfied the advisory agreement whereby an additional financing costs has been recorded to common stock payable.  The Company recorded $64,271 of stock-based financing costs for the three months ended June 30, 2016.

There was no Other Income (expense) during the three months ended June 30, 2015.

Net Losses

Our net loss for the fiscal three months ended June 30, 2016 was $489,091compared to a net loss of $2,856 during the three months ended June 30, 2015 due to the factors discussed above.

Weighted average number of shares

The weighted average number of shares outstanding was 3,014,719 and 2,799,999 for the years ended June 30, 2016 and 2015, respectively. The weighted average number of shares is an average calculation incorporating changes to the shares outstanding within the period reported.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2016 and March 31, 2016, we had $1,402 and $17 of cash and cash equivalents, respectively.

We have experienced losses of $489,091and $2,856 for the three months  ended June 30, 2016 and 2015, respectively, and have an accumulated deficit of $16,313,668 at June 30, 2016. In addition, we have not completed our efforts to establish a stable recurring source of revenues sufficient to cover our operating costs and expect to continue to generate losses for the foreseeable future. There is no assurances that we will be able to obtain an adequate level of financing needed for our near term requirements or the long-term development and exploration of our leases. These conditions raise substantial doubt about our ability to continue as a “going concern”.

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

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management's efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Cash Flows from Operating Activities

We have generated negative cash flows from operating activities. For the three months ended June 30, 2016, net cash flows used in operating activities was $70,518 consisting primarily of a net loss of $489,091, offset by the amortization of financing costs of $62,554, non-cash stock compensation of $64,271 and a change in derivative liability of $193,088, an increase of $34,893 in accounts payables and accrued liabilities, an increase of $14,750 of accrued officer salary and an increase of $21,365 in accrued interest payable. For the three months ended June 30, 2015, net cash flows used in operating activities was $2,856 consisting of a net loss of $2,856.

Cash Flows from Investing Activities

We neither used nor generated cash from investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from the issuance of convertible debt in the three months ended June 30, 2016. We generated cash from financing activities of $70,000 in the issuance of convertible debentures, offset by $7,197 of financing costs, and $9,100 from shareholder loans in the three months ended June 30, 2016. There were no financing activities in the three months ended June 30, 2015.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three month period ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial   reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OFPROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

3.1*

Articles of Incorporation, as amended, of Elite Group, Inc. filed on July 22, 2016

3.2*

Bylaws of Elite Group, Inc.

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

101.INS**

XBRL Instance Document

101

PRE**

XBRL Taxonomy Extension Presentation Linkbase

101.LAB**XBRL Taxonomy Extension Label Linkbase

101.DEF**XBRL Taxonomy Extension Definition Linkbase

101.CAL**XBRL Taxonomy Extension Calculation Linkbase

101.SCH**XBRL Taxonomy Extension Schema

* Incorporated by reference from our Form 8-K filed July 26, 2016

* Incorporated by reference from our Form S-1 registration statement filed July 11, 2014

**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed "furnished" and not "filed" or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or deemed "furnished" and not "filed" for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, on October 20, 2016.

ELITE BOOKS INC.

By: /s/ Terrence Tecco

        Terrance Tecco

Title: Director (Principal Executive, Financial and Accounting Officer)