Form 10-Q
period 2016-09-30
ELITE GROUP INC.
filed 2017-01-18
CIK 1607281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016.

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

Indicate the number of shares outstanding of each of the issuer s classes of common stock, as of the most practicable date: As of January 18, 2017, there were 44,159,177 shares of Common Stock issued and outstanding.

ELITE GROUP INC. F/K/A Elite Books, Inc. BALANCE SHEETS (Unaudited)
	September 30, 2016	March 31, 2016
ASSETS

Current Assets
Cash	$ 226	$ 17
Prepaid expenses and other assets	-	-

TOTAL CURRENT ASSETS	226	17

Fixed assets	24,000	24,000
Financing Fees, net of accumulated amortization of $100,017 and $34,963 as of September 30, 2016 and March 31, 2016, respectively	3,303	61,857
Other	20,500
TOTAL ASSETS	$ 48,029	$ 85,874

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 25,209	$ 42,261
Accrued officer salary	55,010	15,000
Advances, related party	18,334	4,894
Convertible Debenture and accrued interest as of September 30, 2016 and March 31, 2016, respectively	642,560	523,833
Derivative liability	694,554	-

TOTAL LIABILITIES	1,435,667	585,988

SHAREHOLDERS’ DEFICIT
Common Shares, 75,000,000 shares authorized, 27,449,052 and 3,014,749 shares issued and outstanding as of September 30, 2016 and March 31, 2016, respectively	27,449	3,014
Common stock payable	245,808	15,343,813
Discount on common stock	(407,800)	(390,500)
Additional Paid In Capital	15,769,571	368,136
Accumulated Deficit	(17,022,666)	(15,824,577)

TOTAL SHAREHOLDERS’ DEFICIT	(1,387,638)	(500,114)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$ 48,029	$ 85,874

The accompanying notes are an integral part of these financial statements.

ELITE GROUP INC. F/K/A Elite Books, Inc. STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2016	2015	2016	2015

Revenue	$ -	$ 100	$ -	$ 200
Operating expenses	1,303	-	14,259	-
General and administrative	37,591	1,220	142,930	4,176
TOTAL OPERATING EXPENSES	38,894	(1,220)	157,189	4,176

LOSS FROM OPERATIONS	(38,894)	(1,120)	(157,189)	(3,976)

OTHER EXPENSE
Interest	183,349	-	228,471	-
Financing Costs	29,135	-	93,554	-
Stock based financing costs	37,724	-	101,995	-
Loss on debt extinguishment	68,814	-	68,814	-
Amortization of debt discount	28,961	-	32,856	-
Change in derivative liability	322,123	-	515,210	-
TOTAL OTHER EXPENSES	(670,106)	-	(1,040,900)	-
NET LOSS FROM OPERATIONS	(709,000)	(1,120)	(1,198,089)	(3,976)

PROVISION FOR INCOME TAXES	-	-	-	-
NET LOSS	$ (709,000)	$ (1,120)	$ (1,198,089)	$ (3,976)
Net Loss Per Share: Basic and Diluted	$ (0.06)	$ (0.00)	$ (0.21)	$ (0.00)

Weighted-average number of common shares outstanding basic and diluted	11,219,430	2,799,999	5,749,623	2,799,999

The accompanying notes are an integral part of these financial statements.

ELITE GROUP INC. F/K/A Elite Books, Inc. STATEMENTS OF CASH FLOWS (Unaudited)
	For the Six months Ended September 30, 2016	For the Six months Ended September 30, 2015
OPERATING ACTIVITIES
Net loss	$ (1,198,089)	$ (3,976)

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of Financing costs	65,054	-
Stock based compensation	101,995	-
Stock issued for services	22,500	-
Amortization of original issued discount interest	5,425	-
Amortization of debt discount	32,856	-
Change in derivative liability	515,210	-
Debt discount feature in excess of derivative liability at issuance	178,498	-
Loss on extinguishment of debt	68,814	-

Changes in operating assets and liabilities:
Increase accounts payable	38,949	1,000
Increase accrued officer salary	40,010	-
Increase in accrued interest	44,547	-
Net cash used in operating activities	(84,231)	(2,976)

FINANCING ACTIVITIES
Proceeds from Bank overdraft	-	87
Proceeds from Convertible Debentures	77,500	-
Financing costs	(6,500)	-
Loans from related party	13,440	-
Net cash provided by financing activities	84,440	87

NET INCREASE (DECREASE) IN CASH	209	(2,888)

CASH
Beginning of period	17	2,888
End of period	$ 226	$ -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements.

ELITE GROUP, INC.

F/K/A Elite Books, Inc.

Notes To The Unaudited Financial Statements

For the Six months ended September 30, 2016

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common share equivalents outstanding as of September 30, 2016.

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

NOTE 3 - GOING CONCERN

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

NOTE 4 - CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible promissory notes, including accrued interest, at September 30, 2016 and March 31, 2016 are as follows:

	September 30, 2016	March 31, 2016
TCA Global Fund, Inc., including accrued interest of $66,000 as of September 30, 2016	$ 566,000	$ 523,833

LG Capital Funding, LLC., including accrued interest of $2,382, net of debt discount of $27,221 and original issue discount interest of $7,184 as of September 30, 2016	49,377	-
Mammoth Corporation, net of debt discount of $19,325 and original issue discount interest of $5,792 as of September 30, 2016	27,183	-
Convertible promissory note payable, net	$ 642,560	$ 523,833

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

Furthermore, the Company shall pays $2,000 on the first day of each third month during the term. The fee shall increase by $500 for each subsequent line of credit increase with a cap of $2,500.

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

The balance as of September 30, 2016 amount to $566,000 comprised of principal balance amounted to $500,000 and accrued interest of $66,000,

As of September 30, 2016, the six-month term of the agreement has expired and the obligations continues to be outstanding which is a nonpayment of the obligation of the Senior Secured Revolving Credit Facility dated December 18, 2015.

LG Capital Funding, LLC.

On April 19, 2016, the Company entered into a convertible note payable with LG Capital Funding, LLC. The $40,700 note payable includes $3,700 of original issuance discount and bears interest at a 8% per annum interest rate. The note matures on April 19, 2017 and may only be repaid within 180 days of issuance date with prepayment penalties ranging from 18% to 48% of principal. The note is convertible into shares of common stock at a price equal to a variable conversion price of sixty percent (60%) of the volume-weighted averages the twenty (20) days preceding the date of conversion. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of one (1) year. The Company recorded amortization of debt discount and original discount interest in the amount of $6,501 and $2,561 during the period ending September 30, 2016, respectively. The balance as of September 30, 2016 amount to $31,057 comprised of principal balance amounted to $40,700 and accrued interest of $1,463, and net of remaining debt discount of $7,967 and original issue discount of $3,139, respectively.

On June 19, 2016, the Company entered into a convertible note payable with LG Capital Funding, LLC. The $40,700 note payable includes $3,700 of original issuance discount and bears interest at a 8% per annum interest rate. The note matures on June 19, 2017 and may only be repaid within 180 days of issuance date with prepayment penalties ranging from 18% to 48% of principal. The note is convertible into shares of common stock at a price equal to a variable conversion price of sixty percent (60%) of the volume-weighted averages the twenty (20) days preceding the date of conversion. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of one (1) year. The Company recorded amortization of debt discount and original discount interest in the amount of $7,879 and $1,655 during the period ending September 30, 2016, respectively. The balance as of September 30, 2016 amount to $18,320 comprised of principal balance amounted to $40,700 and accrued interest of $919, and net of remaining debt discount of $19,254 and original issue discount of $4,045, respectively.

Mammoth Corporation

On November 18, 2015, the Company entered into a convertible note payable with Mammoth Corporation. The $17,300 note payable note is due upon the Company closing a debt or equity transaction in excess of $100,000 and no further interest shall accrue as long as the note is not in default. The note is due on demand and the default rate is 18% per annum interest. The note is convertible into shares of common stock at a price equal to a variable conversion price of fifty percent (50%) of market price. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of one (1) year. The Company recorded amortization of debt discount in the amount of $14,937 during the period ending September 30, 2016, respectively. The balance as of September 30, 2016 amount to $14,937 comprised of principal balance amounted to $17,300 net of remaining debt discount of $2,363.

On July 29, 2016, the Company entered into a convertible note payable with Mammoth Corporation. The $27,500 note payable includes $6,000 of original issuance discount. The note is due upon the Company closing a debt or equity transaction in excess of $100,000 and no further interest shall accrue as long as the note is not in default. Default rate is 18% per annum interest. The note is collateralized by the issuance of 300,000 shares of the Company common stock issued on August 2, 2016. The note is convertible into shares of common stock at a price equal to a variable conversion price of fifty percent (50%) of market price. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of one (1) year. The Company recorded amortization of debt discount and original discount interest in the amount of $3,538 and $1,208 during the period ending September 30, 2016, respectively. The balance as of September 30, 2016 amount to $4,746 comprised of principal balance amounted to $27,500 net of remaining debt discount of $16,962 and original issue discount of $5,792, respectively.

On September 28, 2016, the Company received an advance of $7,500 from Mammoth Corporation in conjunction with the October 28, 2016 convertible note agreement (See note  8).

NOTE 5 - RELATED PARTIES

Advances

From time to time, the Company has received advances from certain of its officers and shareholders to meet short-term working capital needs. For the period ended September 30, 2016 and March 31, 2016, a total of $18,334 and $4,100 advances from related parties is outstanding, respectively. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

Officer Agreements

On January 28, 2016, the Company entered into an employment agreement, effective February 15, 2016, with the Company's Chief Executive Office whereby the Company provides for compensation of $10,000 per month. A total salary of $60,000 and $0 was  expensed during the six months ended September 30, 2016 and 2015, respectively. The total balance due to the Chief Executive Officer for accrued salaries at September 30, 2016 and March 31, 2016, was $55,010 and $15,000, respectively. Furthermore, the Company agreed to issued the Chief Executive Officer twenty (20) million shares of common stock valued at $15,200,000 recorded as common stock payable at March 31, 2016 and issued the shares on August 2, 2016 (see Note 5).

NOTE 6 – EQUITY

Common shares

The Company has authorized 750,000,000 common shares as of September 30, 2016 and March 31, 2016 and the Company had 2,874,999 and 2,799,999 common shares issued and outstanding, respectively.    The common shares entitle the holder thereof to one vote per share on all matters coming before the shareholders of our company for a vote.

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

On July 14, 2016, the Company entered into a Settlement Agreement and Stipulation (the “Settlement Agreement”) with Rockwell Capital Partners, Inc.  (“Rockwell”), pursuant to which the Company agreed to issue common stock to Rockwell in exchange for the settlement of $56,000 (the “Settlement Amount”) of past-due obligations and accounts payable of the Company.  Rockwell purchased the obligations and accounts payable from certain vendors of the Company. In the six months ending September 30, 2016, the Company issued 4,359,333 Settlement shares to Rockwell to reduce the $56,000 outstanding liability.  (See Note 7.)

In conjunction with the settlement agreement, the Company issued 75,000 shares of common stock at a fair market value of $22,500 to Rockwell for fees related to the Settlement Agreement.

On August 2, 2016, the Company issued 20,000,000 shares of common stock to the Company's CEO in accordance with the employment agreement dated January 28, 2016. The Company previously accrued the share issuance as a common stock payable at March 31, 2016.

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2016, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2016:

	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities
Derivative and warrant liability	-	-	-	694,554
Total liabilities measured at fair value	$ -	$ -	$ -	$ 694,554

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Beginning balance as of March 31, 2016	$ -
Fair value of derivative liabilities issued	476,781
Reduction for conversions	(78,556)
Loss on change in derivative liability	296,329
Ending balance as of September 30, 2016	$ 694,554

The following tables set forth a description of the financial instruments classified as derivative liabilities as of September 30, 2016 and the assumption used to value the instruments.

Convertible Debentures

The derivative liabilities related to the embedded conversion feature were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

September 30, 2016
Embedded Conversion Feature
Risk free interest rate	0.37% to 0.62%
Expected volatility (peer group)	89.96% to 265.77%
Expected life (in years)	0.5 to 1.00
Expected dividend yield	-
Number outstanding	38,198,126

NOTE 8— COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An office space has been leased on a month by month basis.

The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

Consulting Agreements

On December 18, 2015, the Company entered into an advisory services agreement with TCA Global Master Fund (“Consultants”) for investment banking services. In consideration, the Company shall issue the Consultant $250,000 in the form of restricted shares of the Company common stock. The issuance of shares are subject to an anti-dilution share issuances to the extent the cash proceeds from the share issuances are inadequate to satisfy the $250,000 fee. The Company issued 139,750 shares of common stock at closing valued at a price equal to eighty-five percent (85%) of the average of the lowest daily volume weighted average price of the Common Stock during the five (5) trading days immediately prior to the agreement date. As of September 30, 2016, an additional issuance of 8,193,613 shares with a fair market value of $245,808 are required to satisfied the advisory agreement whereby an additional financing costs has been recorded to common stock payable.  The Company recorded $101,995 of stock-based financing costs for the six months ended September 30, 2016.

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

On July 14, 2016, the Circuit Court of the Twelfth Judicial Circuit for Manatee County, Florida (the “Manatee Court”), entered an order (the “Rockwell Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), in accordance with a stipulation of settlement, pursuant to the Settlement Agreement between the Company and Rockwell. The Company issued 4,359,333 Settlement shares to Rockwell to reduce certain outstanding liabilities through September 30, 2016 resulting in a loss on debt extinguishment of $68,814.

NOTE 9 — SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to September 30, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those specified below.

TCA Convertible Debenture Agreement

As of September 30, 2016, the six-month term of the agreement has expired and the obligations continues to be outstanding which is a nonpayment of the obligation of the Senior Secured Revolving Credit Facility dated December 18, 2015 (see Note 3).

Mammoth Corporation Convertible Debenture Agreement

On September 28, 2016, the Company entered into a convertible note payable with Mammoth Corporation. The $27,300 note payable includes $11,760 of original issuance discount. The note payable includes advances to the Company of $7,500 on September 28, 2016 and additional advances of $8040 in October 2016.  The note is due upon the Company closing a debt or equity transaction in excess of $100,000 and no further interest shall accrue as long as the note is not in default. Default rate is 18% per annum interest. The note is collateralized by the issuance of 300,000 shares of the Company common stock.

On October 28, 2016, the Company entered into a  $68,494 convertible note payable with Mammoth Corporation. The note payable is a balance of $62,494 of principal and accrued interest assigned from the April 29, 2016 LG Capital Funding, LLC note payable and   includes $6,250 of original issuance discount. The note is due upon the Company closing a debt or equity transaction in excess of $100,000 and no further interest shall accrue as long as the note is not in default. Default rate is 18% per annum interest.

Settlement Agreement with Rockwell Capital Partners

On November 11, 2016, the Company entered into a Settlement Agreement and Stipulation (the “Settlement Agreement”) with Rockwell Capital Partners, Inc.  (“Rockwell”), pursuant to which the Company agreed to issue common stock to Rockwell in exchange for the settlement of $49,500 (the “November 2016 Settlement Amount”) of past-due obligations and accounts payable of the Company.  Rockwell purchased the obligations and accounts payable from certain vendors of the Company.

On November 12, 2016, the Circuit Court of the Twelfth Judicial Circuit for Manatee County, Florida (the “Manatee Court”), entered an order (the “Rockwell Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), in accordance with a stipulation of settlement, pursuant to the November 2016 Settlement Agreement between the Company and Rockwell.

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

Three Month Period Ended September 30, 2016 Compared to Three Month Period Ended September 30, 2015.

Net Losses

Our net loss for the three months ended September 30, 2016 was $709,000 compared to a net loss of $1,120, during the three months ended September 30, 2015. Our loss was attributable to financing and administrative costs and professional fees incurred compared to nominal business activity in the prior year.

This change in net loss was primarily the result of the following:

Revenue

We recognized $0 of revenue during the three months ended September 30, 2016 compared to $100 of revenue during the three months ended September 30, 2015.  The decrease in revenue was attributable to limited resources to maintain revenue.

Operating expenses

We incurred operating expenses of $38,894 during the three months ended September 30, 2016 compared to $1,220 of operating expenses during the three months ended September 30, 2015. The primary expense in the three months ended September 30, 2016 was $30,000 of salary expense to our Chief Executive Officer in accordance with an employment agreement dated January 26, 2016. Other operating expenses consisted of general and administrative fees of $8,894 in the three months ended September 30, 2016 compared to $1,220 in the three months ended September 30, 2015 related to office, compliance and professional fees.

Other Income (Expense)

We incurred interest expense of $183,349 and financing costs of $29,135 related to our convertible debenture in the three months ended September 30, 2016. Additionally, the change in fair value of the Company’s derivative instruments amounted to $322,123 and $28,961 of amortization of debt discount during the period. The Company also issued 4,359,333 Settlement shares to Rockwell to reduce certain outstanding liabilities through September 30, 2016 resulting in a loss on debt extinguishment of $68,814.

 Furthermore, the Company into an advisory services agreement with TCA Global Master Fund for investment banking services. The Company shall issue $250,000 in the form of restricted shares of the Company common stock. The issuance of shares are subject to an anti-dilution share issuances to the extent the cash proceeds from the share issuances are inadequate to satisfy the $250,000 fee. The Company issued 139,750 shares of common stock at closing valued at a price equal to eighty-five percent (85%) of the average of the lowest daily volume weighted average price of the Common Stock during the five (5) trading days immediately prior to the agreement date. As of September 30, 2016, an additional issuance of 8,193,613 shares with a fair market value of $245,808 are required to satisfied the advisory agreement whereby an additional financing costs has been recorded to common stock payable.  The Company recorded $37,724 of stock-based financing costs for the three months ended September 30, 2016.

There was no Other Income (expense) during the three months ended September 30, 2015.

Weighted average number of shares

The weighted average number of shares outstanding was 11,219,430 and 2,799,999 for the years ended September 30, 2016 and 2015, respectively. The weighted average number of shares is an average calculation incorporating changes to the shares outstanding within the period reported.

Six month Period Ended September 30, 2016 Compared to Six month Period Ended September 30, 2015.

Net Losses

Our net loss for the six months ended September 30, 2016 was $1,198,089 compared to a net loss of $3,976, during the six months ended September 30, 2015. Our loss was attributable to financing and administrative costs and professional fees incurred compared to nominal business activity in the prior year.

This change in net loss was primarily the result of the following:

Revenue

We recognized $0 of revenue during the six months ended September 30, 2016 compared to $200 of revenue during the six months ended September 30, 2015.  The decrease in revenue was attributable to limited resources to maintain revenue.

Operating expenses

We incurred operating expenses of $157,189 during the six months ended September 30, 2016 compared to $4,176 of operating expenses during the six months ended September 30, 2015. The primary expense in the six months ended September 30, 2016 was $60,000 of salary expense to our Chief Executive Officer in accordance with an employment agreement dated January 26, 2016. Other operating expenses consisted of general and administrative fees of $97,189 in the six months ended September 30, 2016 compared to $4,176 in the six months ended September 30, 2015 related to office, compliance and professional fees.

Other Income (Expense)

We incurred interest expense of $228,471 and financing costs of $93,554 related to our convertible debenture in the six months ended September 30, 2016. Additionally, the change in fair value of the Company’s derivative instruments amounted to $515,210 and $32,856 of amortization of debt discount during the period. The Company also issued 4,359,333 Settlement shares to Rockwell to reduce certain outstanding liabilities through September 30, 2016 resulting in a loss on debt extinguishment of $68,814.

 Furthermore, the Company into an advisory services agreement with TCA Global Master Fund for investment banking services. The Company shall issue $250,000 in the form of restricted shares of the Company common stock. The issuance of shares are subject to an anti-dilution share issuances to the extent the cash proceeds from the share issuances are inadequate to satisfy the $250,000 fee. The Company issued 139,750 shares of common stock at closing valued at a price equal to eighty-five percent (85%) of the average of the lowest daily volume weighted average price of the Common Stock during the five (5) trading days immediately prior to the agreement date. As of September 30, 2016, an additional issuance of 8,193,613 shares with a fair market value of $245,808 are required to satisfied the advisory agreement whereby an additional financing costs has been recorded to common stock payable.  The Company recorded $101,995 of stock-based financing costs for the six months ended September 30, 2016.

There was no Other Income (expense) during the six months ended September 30, 2015.

Weighted average number of shares

The weighted average number of shares outstanding was 5,749,623 and 2,799,999 for the years ended September 30, 2016 and 2015, respectively. The weighted average number of shares is an average calculation incorporating changes to the shares outstanding within the period reported.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2016 and March 31, 2016, we had $226 and $17 of cash and cash equivalents, respectively.

We have experienced losses of $1,198,089 and $3,976 for the six months ended September 30, 2016 and 2015, respectively, and have an accumulated deficit of $17,022,666 at September 30, 2016. In addition, we have not completed our efforts to establish a stable recurring source of revenues sufficient to cover our operating costs and expect to continue to generate losses for the foreseeable future. There is no assurances that we will be able to obtain an adequate level of financing needed for our near term requirements or the long-term development and exploration of our leases. These conditions raise substantial doubt about our ability to continue as a “going concern”.

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

Cash Flows from Operating Activities

We have generated negative cash flows from operating activities. For the six months ended September 30, 2016, net cash flows used in operating activities was $84,231 consisting primarily of a net loss of $1,198,089, offset by the amortization of financing costs of $65,054, non-cash stock compensation of $101,995 and a change in derivative liability of $515,210 and debt discount feature at issuance of $178,498 and other related financing costs of $60,781, an increase of $38,949 in accounts payables and accrued liabilities, an increase of $40,010 of accrued officer salary and an increase of $44,547 in accrued interest payable. For the six months ended September 30, 2015, net cash flows used in operating activities was $2,976 consisting of a net loss of $3,976 and an increase in accounts payable of $1,000.

Cash Flows from Investing Activities

We neither used nor generated cash from investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from the issuance of convertible debt in the six months ended September 30, 2016. We generated cash from financing activities of $77,500 in the issuance of convertible debentures, offset by $6,500 of financing costs, and $13,440 from shareholder loans in the six months ended September 30, 2016. The financing activities in the six months ended September 30, 2015 consisted of a bank overdraft of $87.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three month period ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, on January 18, 2017.

ELITE BOOKS INC.

By: /s/ Terrence Tecco

        Terrance Tecco

Title: Director (Principal Executive, Financial and Accounting Officer)