Form 10-Q
period 2016-12-31
ELITE GROUP INC.
filed 2017-02-21
CIK 1607281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2016.

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

Indicate the number of shares outstanding of each of the issuer s classes of common stock, as of the most practicable date: As of February 17, 2017, there were 63,776,401 shares of Common Stock issued and outstanding.

ELITE GROUP INC. F/K/A Elite Books, Inc. CONDENSED BALANCE SHEETS (Unaudited)
	December 31, 2016	March 31, 2016
ASSETS

Current Assets
Cash	$ -	$ 17
Prepaid expenses and other assets	-	-

TOTAL CURRENT ASSETS	-	17

Fixed assets	69,000	24,000
Financing Fees, net of accumulated amortization of $100,017 and $34,963 as of December 31, 2016 and March 31, 2016, respectively	2,428	61,857
Other	46,040	-

TOTAL ASSETS	$ 117,468	$ 85,874

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 57,648	$ 42,261
Accrued officer salary	85,010	15,000
Bank overdraft	147	-
Advances, related party	20,717	4,894
Convertible Debenture and accrued interest as of December 31, 2016 and March 31, 2016, respectively	713,016	523,833
Derivative liability	584,318	-

TOTAL LIABILITIES	1,460,856	585,988

SHAREHOLDERS’ DEFICIT
Preferred Shares, 1,000,000 shares authorized, no shares issued and outstanding as of December 31, 2016 and March 31, 2016, respectively	-	-
Common Shares, $0.0001 par value, 999,000,000 shares authorized, 43,859,177 and 3,014,749 shares issued and outstanding as of December 31, 2016 and March 31, 2016, respectively	43,859	3,014
Common stock payable	249,371	15,343,813
Discount on common stock	(407,800)	(390,500)
Additional Paid In Capital	15,917,244	368,136
Accumulated Deficit	(17,146,062)	(15,824,577)

TOTAL SHAREHOLDERS’ DEFICIT	(1,343,388)	(500,114)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$ 117,468	$ 85,874

The accompanying notes are an integral part of these financial statements.

ELITE GROUP INC. F/K/A Elite Books, Inc. CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended December 31,		Nine months ended December 301
	2016	2015	2016	2015
EXPENSES
Revenue	$ -	$ -	$ -	$ 200
Operating expenses	-	-	14,259	-
General and administrative	67,257	1,985	210,186	6,161
TOTAL OPERATING EXPENSES	67,257	(1,985)	224,446	6,161

LOSS FROM OPERATIONS	(67,257)	(1,985)	(224,446)	(5,961)

OTHER EXPENSE (INCOME)
Interest	143,204	-	371,676	-
Financing Costs	28,893	-	122,447	-
Stock based financing costs	32,063	-	134,058	-
Loss on debt extinguishment	81,883	-	150,696	-
Amortization of debt discount	81,336	-	114,191	-
Change of derivative liability	(311,240)	-	203,971	-
TOTAL OTHER EXPENSES	(56,139)	-	(1,097,039)	-
NET LOSS FROM OPERATIONS	(123,396)	(1,985)	(1,321,485)	(5,961)

PROVISION FOR INCOME TAXES	-	-	-	-
NET LOSS	$ (123,396)	$ (1,985)	$ (1,321,485)	$ (5,961)
Net Loss Per Share: Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.09)	$ (0.00)

Weighted-average number of common shares outstanding: Basic and Diluted	36,168,150	2,799,999	15,346,244	2,799,999

The accompanying notes are an integral part of these financial statements.

ELITE GROUP INC. F/K/A Elite Books, Inc. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Nine Months Ended December 31, 2016	For the Nine Months Ended December 31, 2015
OPERATING ACTIVITIES
Net loss	$(1,321,485)	$(5,961)

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of Financing costs	63,723	-
Stock based compensation	134,058	-
Stock issued for services	51,000	-
Amortization of original issued discount interest	15,921	-
Amortization of debt discount	114,191	-
Change in derivative liability	203,971	-
Debt discount feature in excess of derivative liability at issuance	289,118	-
Loss on extinguishment of debt	150,696	-

Changes in operating assets and liabilities:
Increase in prepaid and other	(25,540)	-
Increase accounts payable	71,387	3,073
Increase accrued officer salary	70,010	-
Increase in accrued interest	64,923	-
Net cash used in operating activities	(118,027)	(2,888)

FINANCING ACTIVITIES
Proceeds from Bank overdraft	147	-
Proceeds from Convertible Debentures	108,540	-
Financing costs	(6,500)	-
Loans from related party	15,823	-
Net cash provided by financing activities	118,010	-

NET INCREASE (DECREASE) IN CASH	(17)	(2,888)

CASH
Beginning of period	17	2,888
End of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

ElITE GROUP, INC.

F/K/A Elite Books, Inc.

Notes To The Condensed Unaudited Financial Statements

For the Nine months ended December 31, 2016

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

On February 6, 2017, the Company filed with the Secretary of State of Nevada Amended and Restated Articles of Incorporation (the “Amended and Restated Articles”) that had the effect of changing the name of the corporation to Elite Group, Inc. and designating 999,000,000 shares of the authorized capital stock of the Company as common stock, par value $0.001 and 1,000,000 shares of the authorized capital stock of the Company as preferred stock, par value $0.001, with the powers, preferences and rights, and the qualifications, limitations and restrictions designated by the Company’s board of directors.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common share equivalents outstanding as of December 31, 2016.

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

NOTE 4 – CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible promissory notes, including accrued interest, at December 31, 2016 and March 31, 2016 are as follows:

	December 31, 2016	March 31, 2016
TCA Global Fund, Inc., including accrued interest of $87,083 and $66,000 as of December 31, 2016 and March 31, 2016, respectively	$587,083	$523,833

LG Capital Funding, LLC., including accrued interest of $1,673, net of debt discount of $12,415 and original issue discount interest of $2,608 as of December 31, 2016	23,150	-
Mammoth Corporation, net of debt discount of $43,180 and original issue discount interest of $17,880 as of December 31, 2016	102,783	-
Convertible promissory note payable, net	$713,016	$523,833

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

The balance as of December 31, 2016 amount to $587,083 comprised of principal balance amounted to $500,000 and accrued interest of $87,083,

As of December 31, 2016, the six-month term of the agreement has expired and the obligations continues to be outstanding which is a nonpayment of the obligation of the Senior Secured Revolving Credit Facility dated December 18, 2015.

LG Capital Funding, LLC.

On April 19, 2016, the Company entered into a convertible note payable with LG Capital Funding, LLC. The $40,700 note payable includes $3,700 of original issuance discount and bears interest at a 8% per annum interest rate. The note matures on April 19, 2017 and may only be repaid within 180 days of issuance date with prepayment penalties ranging from 18% to 48% of principal. The note is convertible into shares of common stock at a price equal to a variable conversion price of sixty percent (60%) of the volume-weighted averages the twenty (20) days preceding the date of conversion. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of one (1) year. The Company recorded amortization of debt discount and original discount interest in the amount of $14,468 and $5,700 during the period ending December 31, 2016, respectively. On October 28, 2016, the Company accepted and agreed to a debt purchase agreement, whereby Mammoth Corporation acquired the $40,700 convertible note payable and accrued interest in exchange for $68,743 (see Mammoth Corporation below).

On June 19, 2016, the Company entered into a convertible note payable with LG Capital Funding, LLC. The $40,700 note payable includes $3,700 of original issuance discount and bears interest at a 8% per annum interest rate. The note matures on June 19, 2017 and may only be repaid within 180 days of issuance date with prepayment penalties ranging from 18% to 48% of principal. The note is convertible into shares of common stock at a price equal to a variable conversion price of sixty percent (60%) of the volume-weighted averages the twenty (20) days preceding the date of conversion. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of one (1) year. The Company recorded amortization of debt discount and original discount interest in the amount of $14,719 and $3,092 during the period ending December 31, 2016, respectively. The balance as of December 31, 2016 amount to $23,150 comprised of principal balance amounted to $36,500 and accrued interest of $1,673, and net of remaining debt discount of $12,415 and original issue discount of $2,608, respectively.

Mammoth Corporation

On November 18, 2015, the Company entered into a convertible note payable with Mammoth Corporation. The $17,300 note payable note is due upon the Company closing a debt or equity transaction in excess of $100,000 and no further interest shall accrue as long as the note is not in default. The note is due on demand and the default rate is 18% per annum interest. The note is convertible into shares of common stock at a price equal to a variable conversion price of fifty percent (50%) of market price. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of one (1) year. The Company recorded amortization of debt discount in the amount of $17,300 during the period ending December 31, 2016, respectively. The principal balance as of December 31, 2016 amounted to $17,300.

On July 29, 2016, the Company entered into a convertible note payable with Mammoth Corporation. The $27,500 note payable includes $6,000 of original issuance discount. The note is due upon the Company closing a debt or equity transaction in excess of $100,000 and no further interest shall accrue as long as the note is not in default. Default rate is 18% per annum interest. The note is collateralized by the issuance of 300,000 shares of the Company common stock issued on August 2, 2016. The note is convertible into shares of common stock at a price equal to a variable conversion price of fifty percent (50%) of market price. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of one (1) year. The Company recorded amortization of debt discount and original discount interest in the amount of $8,705 and $2,973 during the period ending December 31, 2016, respectively. The balance as of December 31, 2016 amount to $11,678 comprised of principal balance amounted to $27,500 net of remaining debt discount of $11,795 and original issue discount of $4,027, respectively.

On September 28, 2016, the Company entered into a convertible note payable with Mammoth Corporation. The $47,300 note payable includes $11,960 of original issuance discount. The note payable includes advances to the Company of $7,500 on September 28, 2016 and additional advances of $8,040 in October 2016.  The note is due upon the Company closing a debt or equity transaction in excess of $100,000 and no further interest shall accrue as long as the note is not in default. Default rate is 18% per annum interest. The note is collateralized by the issuance of 300,000 shares of the Company common stock. The note is convertible into shares of common stock at a price equal to a variable conversion price of fifty percent (50%) of market price. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of one (1) year. The Company recorded amortization of debt discount and original discount interest in the amount of $7,140 and $3,061 during the period ending December 31, 2016, respectively. The balance as of December 31, 2016 amount to $18,307 comprised of principal balance amounted to $47,300 net of remaining debt discount of $8,699 and original issue discount of $20,294, respectively.

On October 28, 2016, the Company entered into a $68,743 convertible note payable with Mammoth Corporation. The note payable is a balance of $62,493 of principal and accrued interest assigned from the April 29, 2016 LG Capital Funding, LLC note payable and   includes $6,250 of original issuance discount. The note is due upon the Company closing a debt or equity transaction in excess of $100,000 and no further interest shall accrue as long as the note is not in default. Default rate is 18% per annum interest. The note is convertible into shares of common stock at a price equal to a variable conversion price of sixty percent (60%) of market price. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of one (1) year. The Company recorded amortization of debt discount and original discount interest in the amount of $2,358 and $1,096 during the period ending December 31, 2016, respectively. The balance as of December 31, 2016 amount to $52,498 comprised of principal balance amounted to $68,743 net of remaining debt discount of $5,154 and original issue discount of $11,091, respectively.

NOTE 5 - RELATED PARTIES

Advances

From time to time, the Company has received advances from certain of its officers and shareholders to meet short-term working capital needs. For the period ended December 31, 2016 and March 31, 2016, a total of $20,717 and $4,894 advances from related parties is outstanding, respectively. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

Officer Agreements

On January 28, 2016, the Company entered into an employment agreement, effective February 15, 2016, with the Company's Chief Executive Office whereby the Company provides for compensation of $10,000 per month. A total salary of $90,000 and $0 was  expensed during the nine months ended December 31, 2016 and 2015, respectively. The total balance due to the Chief Executive Officer for accrued salaries at December 31, 2016 and March 31, 2016, was $85,010 and $15,000, respectively. Furthermore, the Company agreed to issue the Chief Executive Officer 20 million shares of common stock valued at $15,200,000 recorded as common stock payable at March 31, 2016 and issued the shares on August 2, 2016 (see Note 5).

NOTE 6 – EQUITY

Common shares

The Company has authorized 750,000,000 common shares as of December 31, 2016 and March 31, 2016 and the Company had 2,874,999 and 2,799,999 common shares issued and outstanding, respectively.    The common shares entitle the holder thereof to one vote per share on all matters coming before the shareholders of our company for a vote.

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

On July 14, 2016, the Company entered into a Settlement Agreement and Stipulation (the “Settlement Agreement”) with Rockwell Capital Partners, Inc.  (“Rockwell”), pursuant to which the Company agreed to issue common stock to Rockwell in exchange for the settlement of $56,000 (the “Settlement Amount”) of past-due obligations and accounts payable of the Company.  Rockwell purchased the obligations and accounts payable from certain vendors of the Company. In the nine months ending December 31, 2016, the Company issued 4,359,333 Settlement shares to Rockwell to reduce the $56,000 outstanding liability.  (See Note 7.)

In conjunction with the settlement agreement, the Company issued 75,000 shares of common stock at a fair market value of $22,500 to Rockwell for fees related to the Settlement Agreement.

On November 11, 2016, the Company entered into a Settlement Agreement and Stipulation with Rockwell pursuant to which the Company agreed to issue common stock to Rockwell in exchange for the settlement of $49,500 (the “November 2016 Settlement Amount”) of past-due obligations and accounts payable of the Company.  Rockwell purchased the obligations and accounts payable from certain vendors of the Company.

Rockwell purchased the obligations and accounts payable from certain vendors of the Company. In the nine months ending December 31, 2016, the Company issued 15,700,000 Settlement shares to Rockwell to reduce the $49,500 outstanding liability.  (See Note 7.)

In conjunction with the settlement agreement, the Company issued 100,000 shares of common stock at a fair market value of $3,500 to Rockwell for fees related to the Settlement Agreement.

On August 2, 2016, the Company issued 20,000,000 shares of common stock to the Company's CEO in accordance with the employment agreement dated January 28, 2016. The Company previously accrued the share issuance as a common stock payable at March 31, 2016.

On October 20, 2016, the Company issued 360,125 shares in exchange for the conversion of $4,200 of convertible notes to  LG  Capital Funding, LLC., a third party, at a fair market value of $8,283 and recorded an extinguishment of debt expense of $4,083 during the period ending December 31, 2016.

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2016, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2016:

	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities
Derivative and warrant liability	-	-	-	584,318
Total liabilities measured at fair value	$-	$-	$-	$584,318

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Beginning balance as of March 31, 2016	$-
Fair value of derivative liabilities issued	677,484
Reduction for conversions	(297,137)
Loss on change in derivative liability	203,971
Ending balance as of December 31, 2016	$584,318

Convertible Debentures

The derivative liabilities related to the embedded conversion feature were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

December 31, 2016
Embedded Conversion Feature
Risk free interest rate	0.37% to 0.62%
Expected volatility (peer group)	89.96% to 376.95%
Expected life (in years)	0.5 to 1.00
Expected dividend yield	-
Number outstanding	163,651,969

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An office space has been leased on a month by month basis.

The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

Consulting Agreements

On December 18, 2015, the Company entered into an advisory services agreement with TCA Global Master Fund (“Consultants”) for investment banking services. In consideration, the Company shall issue the Consultant $250,000 in the form of restricted shares of the Company common stock. The issuance of shares are subject to an anti-dilution share issuances to the extent the cash proceeds from the share issuances are inadequate to satisfy the $250,000 fee. The Company issued 139,750 shares of common stock at closing valued at a price equal to eighty-five percent (85%) of the average of the lowest daily volume weighted average price of the Common Stock during the five (5) trading days immediately prior to the agreement date. As of December 31, 2016, an additional issuance of 55,415,836 shares with a fair market value of $249,371 are required to satisfied the advisory agreement whereby an additional financing costs has been recorded to common stock payable.  The Company recorded $105,558 of stock-based financing costs for the nine months ended December 31, 2016.

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

On July 14, 2016, the Circuit Court of the Twelfth Judicial Circuit for Manatee County, Florida (the “Manatee Court”), entered an order (the “Rockwell Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), in accordance with a stipulation of settlement, pursuant to the Settlement Agreement between the Company and Rockwell. The Company issued 4,359,333 Settlement shares to Rockwell to reduce certain outstanding liabilities through December 31, 2016 resulting in a loss on debt extinguishment of $68,814.

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

On November 12, 2016, the Circuit Court of the Twelfth Judicial Circuit for Manatee County, Florida (the “Manatee Court”), entered an order (the “Rockwell Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), in accordance with a stipulation of settlement, pursuant to the November 2016 Settlement Agreement between the Company and Rockwell. The Company issued 15,700,000 Settlement shares to Rockwell to reduce certain outstanding liabilities through December 31, 2016 resulting in a loss on debt extinguishment of $77,800

NOTE 9 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to December 31, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those specified below.

TCA Convertible Debenture Agreement

As of December 31, 2016, the six-month term of the agreement has expired and the obligations continues to be outstanding which is a nonpayment of the obligation of the Senior Secured Revolving Credit Facility dated December 18, 2015 (see Note 3).

Settlement Agreement with Rockwell Capital Partners

On January 31, 2017, the Company entered into a Settlement Agreement and Stipulation (the “Settlement Agreement”) with Rockwell Capital Partners, Inc.  (“Rockwell”), pursuant to which the Company agreed to issue common stock to Rockwell in exchange for the settlement of $39,500 (the “November 2016 Settlement Amount”) of past-due obligations and accounts payable of the Company.  Rockwell purchased the obligations and accounts payable from certain vendors of the Company. The Company issued approximately 14,194,000 Settlement shares to Rockwell to reduce certain outstanding liabilities through February 17, 2017.

Convertible Debenture Agreement Auctus Fund LLC

On February 1, 2017, the Company entered into a convertible note payable with Auctus, LLC. The $65,000 note payable bears interest at a 12% per annum interest rate. The note matures on November 1, 2017.  The note is convertible into shares of common stock at a price equal to a variable conversion price of fifty percent (50%) of the volume-weighted averages the twenty-five (25) days preceding the date of conversion.

Authorized share increase

On February 6, 2017, the Company filed with the Secretary of State of Nevada Amended and Restated Articles of Incorporation (the “Amended and Restated Articles”) that had the effect of changing the name of the corporation to Elite Group, Inc. and designating 999,000,000 shares of the authorized capital stock of the Company as common stock, par value $0.001 and 1,000,000 shares of the authorized capital stock of the Company as preferred stock, par value $0.001, with the powers, preferences and rights, and the qualifications, limitations and restrictions designated by the Company’s board of directors.

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

On February 6, 2017, the Company filed with the Secretary of State of Nevada Amended and Restated Articles of Incorporation that had the effect of changing the name of the corporation to Elite Group, Inc. (previously Elite Books, Inc.) and designating 999,000,000 shares of the authorized capital stock of the Company as common stock, par value $0.001 and 1,000,000 shares of the authorized capital stock of the Company as preferred stock, par value $0.001, with the powers, preferences and rights, and the qualifications, limitations and restrictions designated by the Company’s board of directors.

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

Three Month Period Ended December 31, 2016 Compared to Three Month Period Ended December 31, 2015.

Net Losses

Our net loss for the three months ended December 31, 2016 was $123,396 compared to a net loss of $1,985, during the three months ended December 31, 2015. Our loss was attributable to financing and administrative costs and professional fees incurred compared to nominal business activity in the prior year.

This change in net loss was primarily the result of the following:

Revenue

We recognized no revenue during the three months ended December 31, 2016 and 2015.

Operating expenses

We incurred operating expenses of $67,257 during the three months ended December 31, 2016 compared to $1,985 of operating expenses during the three months ended December 31, 2015. The primary expense in the three months ended December 31, 2016 was $30,000 of salary expense to our Chief Executive Officer in accordance with an employment agreement dated January 26, 2016. Other operating expenses consisted of $31,920 in professional fees and general and administrative fees of $5,337 in the three months ended December 31, 2016 compared to $1,985 in the three months ended December 31, 2015 related to office, compliance and professional fees.

Other Income (Expense)

We incurred interest expense of $143,204 and financing costs of $28,893 related to our convertible debenture in the three months ended December 31, 2016. Additionally, the change in fair value of the Company’s derivative instruments amounted to a gain of $311,240 and $81,336 of amortization of debt discount during the period. The Company also issued 15,700,000 Settlement shares to Rockwell to reduce certain outstanding liabilities through December 31, 2016 resulting in a loss on debt extinguishment of $81,883.

 Furthermore, the Company into an advisory services agreement with TCA Global Master Fund for investment banking services. The Company shall issue $250,000 in the form of restricted shares of the Company common stock. The issuance of shares are subject to an anti-dilution share issuances to the extent the cash proceeds from the share issuances are inadequate to satisfy the $250,000 fee. The Company issued 139,750 shares of common stock at closing valued at a price equal to eighty-five percent (85%) of the average of the lowest daily volume weighted average price of the Common Stock during the five (5) trading days immediately prior to the agreement date. As of December 31, 2016, an additional issuance of 55,415,836 shares with a fair market value of $249,371 are required to satisfied the advisory agreement whereby an additional financing costs has been recorded to common stock payable.  The Company recorded $3,563 of stock-based financing costs for the three months ended December 31, 2016.

There was no Other Income (expense) during the three months ended December 31, 2015.

Weighted average number of shares

The weighted average number of shares outstanding was 36,168,150 and 2,799,999 for the years ended December 31, 2016 and 2015, respectively. The weighted average number of shares is an average calculation incorporating changes to the shares outstanding within the period reported.

Nine month Period Ended December 31, 2016 Compared to Nine month Period Ended December 31, 2015.

Net Losses

Our net loss for the nine months ended December 31, 2016 was $1,321,485 compared to a net loss of $5,961, during the nine months ended December 31, 2015. Our loss was attributable to financing and administrative costs and professional fees incurred compared to nominal business activity in the prior year.

This change in net loss was primarily the result of the following:

Revenue

We recognized $0 of revenue during the nine months ended December 31, 2016 compared to $200 of revenue during the nine months ended December 31, 2015.  The decrease in revenue was attributable to limited resources to maintain revenue.

Operating expenses

We incurred operating expenses of $224,446 during the nine months ended December 31, 2016 compared to $6,161 of operating expenses during the nine months ended December 31, 2015. The primary expense in the nine months ended December 31, 2016 was $90,000 of salary expense to our Chief Executive Officer in accordance with an employment agreement dated January 26, 2016. Other operating expenses consisted of general and administrative fees of $134,446 in the nine months ended December 31, 2016 compared to $6,161 in the nine months ended December 31, 2015 related to office, compliance and professional fees.

Other Income (Expense)

We incurred interest expense of $371,676 and financing costs of $122,447 related to our convertible debenture in the nine months ended December 31, 2016. Additionally, the change in fair value of the Company’s derivative instruments amounted to $203,971 and $114,191 of amortization of debt discount during the period. The Company also issued 20,059,333 Settlement shares to Rockwell to reduce certain outstanding liabilities through December 31, 2016 resulting in a loss on debt extinguishment of $150,696.

 Furthermore, the Company into an advisory services agreement with TCA Global Master Fund for investment banking services. The Company shall issue $250,000 in the form of restricted shares of the Company common stock. The issuance of shares are subject to an anti-dilution share issuances to the extent the cash proceeds from the share issuances are inadequate to satisfy the $250,000 fee. The Company issued 139,750 shares of common stock at closing valued at a price equal to eighty-five percent (85%) of the average of the lowest daily volume weighted average price of the Common Stock during the five (5) trading days immediately prior to the agreement date. As of December 31, 2016, an additional issuance of 55,415,836 shares with a fair market value of $249,371 are required to satisfied the advisory agreement whereby an additional financing costs has been recorded to common stock payable.  The Company recorded $134,058 of stock-based financing costs for the nine months ended December 31, 2016.

There was no Other Income (expense) during the nine months ended December 31, 2015.

Weighted average number of shares

The weighted average number of shares outstanding was 15,346,244 and 2,799,999 for the years ended December 31, 2016 and 2015, respectively. The weighted average number of shares is an average calculation incorporating changes to the shares outstanding within the period reported.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2016 and March 31, 2016, we had $0 and $17 of cash and cash equivalents, respectively.

We have experienced losses of $1,321,485 and $5,961 for the nine months ended December 31, 2016 and 2015, respectively, and have an accumulated deficit of $17,146,062 at December 31, 2016. In addition, we have not completed our efforts to establish a stable recurring source of revenues sufficient to cover our operating costs and expect to continue to generate losses for the foreseeable future. There is no assurances that we will be able to obtain an adequate level of financing needed for our near term requirements or the long-term development and exploration of our leases. These conditions raise substantial doubt about our ability to continue as a “going concern”.

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

Cash Flows from Operating Activities

We have generated negative cash flows from operating activities. For the nine months ended December 31, 2016, net cash flows used in operating activities was $118,027 consisting primarily of a net loss of $1,321,485, offset by the amortization of financing costs of $63,723, amortization of Original Discount Issuance of $15,921, amortization of debt discount of 114,191, non-cash stock compensation of $134,058 and a change in derivative liability of $203,971 and debt discount feature at issuance of $289,118 and non-cash loss on extinguishment of debt of $150,696, an increase of $71,387 in accounts payables and accrued liabilities, an increase of $70,010 of accrued officer salary and an increase of $64,923 in accrued interest payable. For the nine months ended December 31, 2015, net cash flows used in operating activities was $2,888 consisting of a net loss of $5,961 and an increase in accounts payable of $3,073.

Cash Flows from Investing Activities

We neither used nor generated cash from investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from the issuance of convertible debt in the nine months ended December 31, 2016. We generated cash from financing activities of $118,010 consisting of a cash overdraft of $147, $118,540 in the issuance of convertible debentures, offset by $6,500 of financing costs, and $15,823 from shareholder loans in the nine months ended December 31, 2016. There were no financing activities in the nine months ended December 31, 2015.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next nine months. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to the acquisition of assets. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three month period ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, on February 21, 2017.

ELITE BOOKS INC.

By: /s/ Terrence Tecco

        Terrance Tecco

Title: Director (Principal Executive, Financial and Accounting Officer)