Form 10-K
period 2017-03-31
ELITE GROUP INC.
filed 2017-08-18
CIK 1607281

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2017

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

Securities registered under Section 12(g) of the Exchange Act Common stock, par value $.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]      No [  ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes [  ]       No [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [  ]       No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Emerging growth company [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 161,612,753 common shares issued and outstanding as of August 16, 2017.

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

On February 6, 2017, the Company filed with the Secretary of State of Nevada Amended and Restated Articles of Incorporation (the “Amended and Restated Articles”) that had the effect of designating 999,000,000 shares of the authorized capital stock of the Company as common stock, par value $0.001 and 1,000,000 shares of the authorized capital stock of the Company as preferred stock, par value $0.001, with the powers, preferences and rights, and the qualifications, limitations and restrictions designated by the Company’s board of directors.

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

Our Properties

 The Company holds one Salt Water Disposal (Kypo) property in oil and gas land located in Carrizo Springs, Texas, acquired on August 17, 2015, pursuant to Lease Agreement dated the same.

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

Employees

As of March 31, 2017, we had one full time (1) employee. Any site work is handled by contract labor. Our Chief Executive Officer’s business experiences are described in the section entitled “Management.”

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

Not applicable to emerging growth companies.

Item 1B. Unresolved Staff Comments.

Not applicable to emerging growth companies.

Item 2.  Description of Property

The Company holds one Salt Water Disposal (Kypo) property in oil and gas land located in Carrizo Springs, Texas, acquired on August 17, 2015, pursuant to Lease Agreement dated the same. The Kypo SWD is being repaired and should be completed and available to process water in 2016.

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

Period	High	Low
Fiscal Year 2016
First Quarter (April 1, 2016 – June 30, 2016)	$0.760	$0.296
Second Quarter (July 1, 2016 – September 30, 2016)	$0.030	$0.009
Third Quarter (October 1, 2016 – December 31, 2016)	$0.060	$0.003
Fourth Quarter (January 1, 2017 – March 31, 2017)	$0.010	$0.003

As of July 15, 2017, the last reported price of our common stock quoted on the OTCQB was $0.005 per share. The OTCQB prices set forth above represent inter-dealer quotations, without adjustment for retail mark-up, mark-down or commission, and may not represent the prices of actual transactions.

Number of Holders

As of August 16, 2017, the 161,612,753 issued and outstanding shares of common stock were held by a total of 23 shareholders of record.

As of March 31, 2017, the 89,960,093 issued and outstanding shares of common stock were held by a total of 23 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended March 31, 2017 and we do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

Settlement of LG Capital convertible notes payable

On May 3, 2017, the Company fully retired a convertible note totaling $40,700 from LG Capital. 17,646,362 shares of common stock of the Company were converted and shares sold into the market.

Mammoth Capital convertible notes payable

In May and June 2017, the Mammoth Capital converted $32,888 of principal balance of convertible notes payable into 29,400,000  shares of common stock.

Settlement Agreement with Rockwell Capital Partners

On April 26, 2017, the Company entered into a Settlement Agreement and Stipulation (the “Settlement Agreement”) with Rockwell Capital Partners, Inc.  (“Rockwell”), pursuant to which the Company agreed to issue common stock to Rockwell in exchange for the settlement of $46,000 (the “Settlement Amount”) of past-due obligations and accounts payable of the Company. Rockwell purchased the obligations and accounts payable from certain vendors of the Company.

On April 26, 2017, the Circuit Court of the Twelfth Judicial Circuit for Manatee County, Florida (the “Manatee Court”), entered an order (the “Rockwell Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), in accordance with a stipulation of settlement, pursuant to the Settlement Agreement between the Company and Rockwell. The Company issued 30,436,500 Settlement shares to Rockwell to reduce certain outstanding liabilities through May 11, 2017.

There were 161,612,753 shares of common stock issued and outstanding as of August 16, 2017.

Purchase of our Equity Securities by Officers and Directors

On January 26, 2016, Vesna Pesic (“Seller”) and Terrence Tecco (“Purchaser”) entered into a Stock Purchase Agreement (“Stock Purchase Agreement”), pursuant to which Seller sold 2,000,000 shares of the common stock of the Company owned by Seller to Purchaser. Pursuant to the sale of shares of Common Stock from Seller to Purchaser, the Seller issued 2,020,000 shares of Common Stock in the name of the Purchaser. The Purchaser’s pledged 2,020,000 shares of Common Stock and the grant of a security interest and lien with respect thereto in favor of TCA Fund Management Group.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable to emerging growth companies.

INDEX OF FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Elite Group, Inc

We have audited the accompanying balance sheets of Elite Group, Inc (f/k/a Elite Books, Inc.) as of March 31, 2017 and 2016, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended March 31, 2017 and 2016. Elite Group Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elite Group, Inc as of March 31, 2017 and 2016 and the results of its operations and its cash flows for years ended March 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had accumulated deficit of $18,288,078 as of March 31, 2017, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
Edina, MN
August 18, 2017

ELITE GROUP INC.

f/k/a Elite Books, Inc.

 BALANCE SHEETS

	March 31, 2017	March 31, 2016
ASSETS

Current Assets
Cash	$27,222	$17
Prepaid expenses and other assets	-	-

TOTAL CURRENT ASSETS	27,222	17

Fixed assets	69,000	24,000
Financing Fees, net of accumulated amortization of $103,320 and $34,963 as of March 31, 2017 and 2016, respectively	-	61,857

TOTAL ASSETS	$96,222	$85,874

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$94,615	$42,261
Convertible Debenture and accrued interest as of March 31, 2017 and 2016, respectively	697,456	523,833
Derivative liability	1,351,129	-
Accrued officer salary	95,010	15,000
Advances, related party	24,917	4,894

TOTAL LIABILITIES	2,263,127	585,988

SHAREHOLDERS’ DEFICIT
Common Shares, 999,000,000 and 75,000,000 shares authorized, 89,960,093 and 3,014,749 shares issued and outstanding as of March 31, 2017 and 2016, respectively	89,960	3,014
Discount on common stock	(407,800)	(390,500)
Common stock payable	260,118	15,343,813
Additional Paid In Capital	16,178,895	368,136
Accumulated Deficit	(18,288,078)	(15,824,577)

TOTAL SHAREHOLDERS’ DEFICIT	(2,166,905)	(500,114)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$96,222	$85,874

The accompanying notes are an integral part of these consolidated financial statements.

ELITE GROUP INC. f/k/a Elite Books, Inc. STATEMENTS OF OPERATIONS
	Year Ended March 31, 2017	Year Ended March 31, 2016

REVENUES	$ -	$ 200

OPERATING EXPENSES
Operational expenses	44,259	3,100
General and administrative	350,658	45,206
Employee Stock-based compensation	-	15,200,000
Stock based compensation	-	93,750
TOTAL OPERATING EXPENSES	394,917	15,342,056

LOSS FROM OPERATIONS	(394,917)	(15,341,856)

OTHER INCOME (EXPENSE)
Interest expense	(743,943)	(23,833)
Interest income	150	-
Financing Costs	(152,613)	(36,463)
Stock-based Financing Costs	(153,155)	(393,813)
Amortization of debt discount	(190,763)	-
Loss on debt extinguishment	(258,453)	-
Change of derivative liability	(569,807)	-

TOTAL OTHER INCOME (EXPENSES)	(2,068,584)	(454,109)

NET LOSS FROM OPERATIONS	(2,463,501)	(15,795,965)

PROVISION FOR INCOME TAXES	–	–

NET LOSS	$ (2,463,501)	$ (15,795,965)

Net Loss Per Share: Basic and diluted	$ (0.10)	$ (5.54)
Weighted-average number of common shares outstanding: Basic and diluted	24,868,365	2,848,859

The accompanying notes are an integral part of these consolidated financial statements.

ELITE GROUP INC.

f/k/a Elite Books, Inc.

 STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock Shares Amount		Discount on Common Stock	Additional Paid-In Capital	Deficit Accumulated	Common Stock Payable	Stockholders’ Deficit
BALANCE – March 31, 2015	2,799,999	$ 2,799	$ -	$ 24,601	$ (28,612)	$ -	$ (1,212)

Discount on common stock	-	-	(390,500)	-	-	-	(390,500)

Shares issued in accordance with Advisory agreement	139,750	140	-	249,860	-	143,813	393,813

Share issuance payable to Chief Executive Officer	-	-	-	-	-	15,200,000	15,200,000

Shares issued for services at a
fair market value of $0.03 per share	75,000	75	-	93,675	-	-	93,750

Net loss for the year ended March 31, 2016	-	-	-	-	(15,795,965)	-	(15,795,965)

BALANCE - March 31, 2016	3,014,749	$ 3,014	$ (390,500)	$ 368,136	$ (15,824,577)	$ 15,343,813	$ (500,114)

Discount on common stock	-	-	(17,300)	-	-	-	(17,300)

Stock compensation	20,000,000	20,000	-	15,180,000	-	(15,200,000)	-

Shares issued in accordance with Advisory agreement	-	-	-	-	-	105,055	105,055

Shares issued in the conversion of debt to equity	66,520,344	66,521	-	580,184	-	11,250	657,955

Shares issued for services at a
fair market value of $0.03 per share	425,000	425		50,575	-	-	51,000

Net loss for the year ended March 31, 2016	-	-	-	-	(2,463,501)	-	(2,463,501)

BALANCE - March 31, 2017	89,960,093	$ 89,960	$ (407,800)	16,178,895	$ (18,288,078)	$ 260,118	$ (2,166,905)

The accompanying notes are an integral part of these consolidated financial statements.

ELITE GROUP INC.

f/k/a Elite Books, Inc.

 STATEMENTS OF CASH FLOWS

	For the Year Ended March 31, 2017	For the Year Ended March 31, 2016
OPERATING ACTIVITIES
Net loss	$ (2,463,501)	$ (15,795,965)

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of Financing costs	66,649	34,963
Stock based compensation	153,155	15,687,563
Stock issued for services	51,000	-
Amortization of original issue discount interest	26,474	-
Amortization of debt discount	190,763	-
Change in derivative liability	569,807	-
Debt discount feature in excess of derivative liability at issuance	565,358	-
Loss on extinguishment of debt	258,453	-

Changes in operating assets and liabilities:
Increase accounts payable and accrued expense	198,824	18,261
Increase in accrued officer salary	80,010	15,000
Increase in accrued interest	150,400	23,833
Net cash used in operating activities	(152,608)	(16,345)

INVESTING ACTIVITIES
Acquisition of equipment	(45,000)	-
Net cash used in investing activities	(45,000)	-

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-
Proceeds from Convertible Debentures, net of financing costs	204,790	12,680
Loans from related party	20,023	794
Net cash (used) by financing activities	224,813	13,474

NET INCREASE (DECREASE) IN CASH	27,205	(2,871)

CASH
Beginning of period	17	2,888
End of period	$ 27,222	$ 17

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

NONCASH INVESTING
Assets acquired in accounts payable	$ -	$ 24,000
Discount on common stock and financing costs attributable to convertible debenture	$ 105,055	$ 487,320

The accompanying notes are an integral part of these condensed consolidated financial statements.

ELITE GROUP INC.

f/k/a Elite Books, Inc.

Notes To The Audited Financial Statements

For the Year Ended March 31, 2017

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common share equivalents outstanding as of March 31, 2017.

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

NOTE 4 – CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible promissory notes, including accrued interest, at March 31, 2017 and 2016 are as follows:

	March 31, 2017	March 31, 2016
TCA Global Fund, Inc., including accrued interest of $170,758 and $23,833 as of March 31, 2017 and 2016, respectively	$ 570,758	$ 523,833
LG Capital Funding, LLC, accrued interest of $363, as of March 31, 2017	363	-
Mammoth Corporation, net of debt discount of $134,090 and original issue discount interest of $22,588 as of March 31, 2017	114,551	-
Auctus Fund, LLC, including accrued interest of $1,239 and net of debt discount of $47,312 and original issue discount interest of $7,360 as of March 31, 2017	11,567	-
Crown Bridge Capital, including accrued interest of $23 and net of debt discount of $28,841 and original issue discount interest of $5,965 as of March 31, 2017	217	-
Convertible promissory note payable, net	$ 697,456	$ 523,833

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

Furthermore, the Company shall pay $2,000 on the first day of each third month during the term. The fee shall increase by $500 for each subsequent line of credit increase with a cap of $2,500.

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

On March 31, 2017, the Company accepted and agreed to a debt purchase agreement, whereby Mammoth Corporation acquired $100,000 convertible note payable in exchange for $115,000 (see Mammoth Corporation below).

The balance as of March 31, 2017 and 2016 amount to $507,758 and $523,833 comprised of principal balance amounted to $400,000 and $500,000 and accrued interest of $170,758 and $23,833, respectively.

As of March 31, 2017, the six-month term of the agreement has expired and the obligations continues to be outstanding The Company has accrued default interest at a rate of 18% as of December 31, 2016.

LG Capital Funding, LLC.

On April 19, 2016, the Company entered into a convertible note payable with LG Capital Funding, LLC. The $40,700 note payable includes $5,700 of original issuance discount and financing costs and and bears interest at a 8% per annum interest rate. The note matures on April 19, 2017 and may only be repaid within 180 days of issuance date with prepayment penalties ranging from 18% to 48% of principal. The note is convertible into shares of common stock at a price equal to a variable conversion price of sixty percent (60%) of the volume-weighted averages the twenty (20) days preceding the date of conversion. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of one (1) year. The Company recorded amortization of debt discount and original discount interest and financing costs in the amount of $14,468 and $5,700 during the period ending March 31, 2017, respectively. On October 28, 2016, the Company accepted and agreed to a debt purchase agreement, whereby Mammoth Corporation acquired the $40,700 convertible note payable and accrued interest in exchange for $68,743 (see Mammoth Corporate below).

On June 19, 2016, the Company entered into a convertible note payable with LG Capital Funding, LLC. The $40,700 note payable includes $5,700 of original issuance discount and financing costs and bears interest at an 8% per annum interest rate. The note matures on June 19, 2017 and may only be repaid within 180 days of issuance date with prepayment penalties ranging from 18% to 48% of principal. The note is convertible into shares of common stock at a price equal to a variable conversion price of sixty percent (60%) of the volume-weighted averages the twenty (20) days preceding the date of conversion. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of one (1) year. The Company recorded amortization of debt discount and original discount interest in the amount of $27,133 and $5,700 during the year ending March 31, 2017, respectively.

In the year ended March 31, 2017, the lender converted the $40,700 of principal and $1,849 into 22,358,211 shares of common stock at a fair market value of $97,601 and recorded an extinguishment of debt expense of $55,053.

The balance as of March 31, 2017 amount to $363 comprised of accrued interest of $363.

Mammoth Corporation

On November 18, 2015, the Company entered into a convertible note payable with Mammoth Corporation. The $17,300 note payable note is due upon the Company closing a debt or equity transaction in excess of $100,000 and no further interest shall accrue as long as the note is not in default. The note is due on demand and the default rate is 18% per annum interest. The note is convertible into shares of common stock at a price equal to a variable conversion price of fifty percent (50%) of market price. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of one (1) year. The Company recorded amortization of debt discount in the amount of $17,300 during the year ended March 31, 2017, respectively. In the year ended March 31, 2017, the lender converted the $7,313 of principal in exchange for 4,500,000 shares common stock payable at a fair market value of $11,250 and recorded an extinguishment of debt expense of $3,937. The principal balance as of March 31, 2017 amounted to $9,987.

On July 29, 2016, the Company entered into a convertible note payable with Mammoth Corporation. The $27,500 note payable includes $6,000 of original issuance discount. The note is due upon the Company closing a debt or equity transaction in excess of $100,000 and no further interest shall accrue as long as the note is not in default. Default rate is 18% per annum interest. The note is collateralized by the reservation of shares of the Company common stock equivalent to 100% of convertible shares. The note is convertible into shares of common stock at a price equal to a variable conversion price of fifty percent (50%) of the five (5) lowest closing price averages the fifteen (15) days preceding the date of conversion. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of one (1) year. The Company recorded amortization of debt discount and original discount interest in the amount of $13,760 and $4,699 during the year ended March 31, 2017, respectively. The balance as of March 31, 2017 amount to $18,459 comprised of principal balance amounted to $27,500 net of remaining debt discount of $6,740 and original issue discount of $2,301, respectively.

On September 28, 2016, the Company entered into a convertible note payable with Mammoth Corporation. The $50,000 note payable includes $13,190 of original issuance discount. The note payable includes advances to the Company of $7,500 on September 28, 2016, additional advances of $8,040 in October 2016 and $2,300 on January 17, 2017.  The note is due upon the Company closing a debt or equity transaction in excess of $100,000 and no further interest shall accrue as long as the note is not in default. Default rate is 18% per annum interest. The note is collateralized by the issuance of 300,000 shares of the Company common stock. The note is convertible into shares of common stock at a price equal to a variable conversion price of fifty percent (50%) of the lowest market price one year preceding the date of the conversion notice. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of one (1) year. The Company recorded amortization of debt discount and original discount interest in the amount of $14,329 and $6,316 during the year ended March 31, 2017, respectively. The balance as of March 31, 2017 amount to $28,751 comprised of principal balance amounted to $50,000 net of remaining debt discount of $14,575 and original issue discount of $6,674, respectively.

On October 28, 2016, the Company entered into a $68,743 convertible note payable with Mammoth Corporation. The note payable is a balance of $62,493 of principal and accrued interest assigned from the April 29, 2016 LG Capital Funding, LLC note payable and includes $6,250 of original issuance discount. The note is due one year upon issuance October 28, 2017 and no further interest shall accrue as long as the note is not in default. Default rate is 18% per annum interest. The note is collateralized by the reservation of shares of the Company common stock equivalent to 100% of convertible shares.  The note is convertible into shares of common stock at a price equal to a variable conversion price of sixty percent (60%) of market price six months preceding the date of the conversion notice. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of one (1) year. The Company recorded amortization of debt discount and original discount interest in the amount of $5,675 and $2,637 during the year ended March 31, 2017, respectively. The balance as of March 31, 2017 amount to $57,356 comprised of principal balance amounted to $68,743 net of remaining debt discount of $7,775 and original issue discount of $3,613, respectively.

On March 31, 2017, the Company entered into a $115,000 convertible note payable with Mammoth Corporation. The note payable is a balance of $100,000 of principal assigned from the November 18, 2016 TCA note payable and includes $10,000 of original issuance discount and $5,000 in financing costs. The note is due one year upon issuance March 31, 2018 and no further interest shall accrue as long as the note is not in default. Default rate is 18% per annum interest. The note is collateralized by the reservation of shares of the Company common stock equivalent to 100% of convertible shares.  The note is convertible into shares of common stock at a price equal to a variable conversion price of fifty percent (50%) of market price. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of one (1) year. The balance as of March 31, 2017 amount to $0 comprised of principal balance amounted to $115,000 net of remaining debt discount of $105,000 and original issue discount of $10,000, respectively.

Auctus Fund, LLC.

On January 31, 2017, the Company entered into a convertible note payable with Auctus Fund, LLC. The $65,000 note payable includes $8,750 of original issuance discount. The note is due one year upon issuance November 1, 2017 and bears interest at a 12% rate per annum. The note is collateralized by the reservation of shares of the Company common stock equivalent to 700% of convertible shares.  The note is convertible into shares of common stock at a price equal to a variable conversion price of fifty percent (50%) of the volume-weighted averages the twenty-five (25) days preceding the date of conversion. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of one (1) year. The Company recorded amortization of debt discount and original discount interest in the amount of $8,938 and $1,390 during the year ended March 31, 2017, respectively. The balance as of March 31, 2017 amount to $11,567 comprised of principal balance amounted to $65,000 and accrued interest of $1,239 and net of remaining debt discount of $47,312 and original issue discount of $7,360, respectively.

Crown Bridge Partners

On March 29, 2017, the Company entered into a convertible note payable with Crown Bridge Partners, LLC up to $105,000 in principal. On March 31, 2017, a $35,000 tranche includes $6,000 of original issuance discount and $2,000 of financing costs. The note is due one year upon issuance of each tranche and bears interest at a 12% rate per annum. The note is collateralized by the reservation of shares of the Company common stock equivalent to 100% of convertible shares.  The note is convertible into shares of common stock at a price equal to a variable conversion price of fifty percent (50%) of the volume-weighted averages the twenty-five (25) days preceding the date of conversion. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of one (1) year. The Company recorded amortization of debt discount and original discount interest in the amount of $159 and $33 during the year ended March 31, 2017, respectively. The balance as of March 31, 2017 amount to $192 comprised of principal balance amounted to $35,000 and accrued interest of $23 and net of remaining debt discount of $28,841 and original issue discount of $5,967, respectively.

NOTE 5 — RELATED PARTIES

Advances

From time to time, the Company has received advances from certain of its officers and shareholders to meet short-term working capital needs. For the years ended March 31, 2017 and 2016, a total of $41,917 and $4,894 advances from related parties is outstanding, respectively. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

Officer Agreements

On January 28, 2016, the Company entered into an employment agreement, effective February 15, 2016, with the Company's Chief Executive Office whereby the Company provides for compensation of $10,000 per month. A total salary of $120,000 and $15,000 expensed during the year ended March 31, 2017 and 2016, respectively. The total balance due to the Chief Executive Officer for accrued salaries at March 31, 2017 and 2016, was $15,000 and $0, respectively. Furthermore, the Company agreed to issued the Chief Executive Officer 20 million shares of common stock valued at $15,200,000 recorded as common stock payable and subsequently issued the shares on August 2, 2016.

NOTE 6 – EQUITY

Common shares

The Company had authorized 999,000,000 and 75,000,000 common shares as of March 31, 2017 and 2016 and the Company had 89,960,093 and 2,799,999 common shares issued and outstanding, respectively.  The common shares entitle the holder thereof to one vote per share on all matters coming before the shareholders of our company for a vote.

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

The Company issued the following equity instruments during the year ended March 31, 2017:

On July 14, 2016, the Company entered into a Settlement Agreement and Stipulation (the “Settlement Agreement”) with Rockwell Capital Partners, Inc.  (“Rockwell”), pursuant to which the Company agreed to issue common stock to Rockwell in exchange for the settlement of $56,000 (the “Settlement Amount”) of past-due obligations and accounts payable of the Company.  Rockwell purchased the obligations and accounts payable from certain vendors of the Company. The Company issued 4,359,333 Settlement shares to Rockwell to reduce the $56,000 outstanding liability (See Note 7).

In conjunction with the settlement agreement, the Company issued 75,000 shares of common stock at a fair market value of $22,500 to Rockwell for fees related to the Settlement Agreement.

On July 27, 2016, the Company issued 100,000 shares of common stock at a fair market value of $25,000 to Mammoth Corporation in conjunction with the financing.

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

Rockwell purchased the obligations and accounts payable from certain vendors of the Company. In the year ended March 31, 2017, the Company issued 16,461,500 Settlement shares to Rockwell to reduce the $49,500 outstanding liability (See Note 7).

In conjunction with the settlement agreement, the Company issued 250,000 shares of common stock at a fair market value of $3,500 to Rockwell for fees related to the Settlement Agreement.

On January 31, 2017, the Company entered into a Settlement Agreement and Stipulation with Rockwell, pursuant to which the Company agreed to issue common stock to Rockwell in exchange for the settlement of $39,500 (the “January 2017 Settlement Amount”) of past-due obligations and accounts payable of the Company.  Rockwell purchased the obligations and accounts payable from certain vendors of the Company. The Company issued 23,341,300 Settlement shares to Rockwell to reduce certain outstanding liabilities through March 31, 2017 (See Note 7).

On August 2, 2016, the Company issued 20,000,000 shares of common stock to the Company's CEO in accordance with the employment agreement dated January 28, 2016. The Company previously accrued the share issuance as a common stock payable at March 31, 2016.

In the year ended March 31, 2017, the Company issued 22,358,211 shares in exchange for the conversion of $40,700 and $1,848 accrued interest of convertible notes to LG Capital Funding, LLC., a third party, at a fair market value of $97,601 and recorded an extinguishment of debt expense of $55,053.

On March 29, 2017, the Company agreed to exchange $7,313 of convertible notes to Mammoth Capital, a third party, at a fair market value of $11,250 and recorded an extinguishment of debt expense of $3,937 during the year ended March 31, 2017. The issuances was recorded as a common stock payable as of March 31, 2017 and 4,500,000 shares were issued on April 10, 2017.

The Company issued the following equity instruments during the year ended March 31, 2016:

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2017:

	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities
Derivative and warrant liability	-	-	-	1,351,129
Total liabilities measured at fair value	$-	$-	$-	$1,351,129

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Beginning balance as of March 31, 2016	$-
Fair value of derivative liabilities issued	1,125,145
Reduction for conversions	(343,823)
Loss on change in derivative liability	569,807
Ending balance as of March 31, 2017	$1,351,129

Convertible Debentures

The derivative liabilities related to the embedded conversion feature were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

March 31, 2017
Embedded Conversion Feature
Risk free interest rate	0.37% to 1.24%
Expected volatility (peer group)	89.96% to 376.95%
Expected life (in years)	0.5 to 1.00
Expected dividend yield	-
Number outstanding	203,503,416

NOTE 8 — COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An office space has been leased on a month by month basis.

The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

Consulting Agreements

On December 18, 2015, the Company entered into an advisory services agreement with TCA Global Master Fund (“Consultants”) for investment banking services. In consideration, the Company shall issue the Consultant $250,000 in the form of restricted shares of the Company common stock. The issuance of shares are subject to an anti-dilution share issuances to the extent the cash proceeds from the share issuances are inadequate to satisfy the $250,000 fee. The Company issued 139,750 shares of common stock at closing valued at a price equal to eighty-five percent (85%) of the average of the lowest daily volume weighted average price of the Common Stock during the five (5) trading days immediately prior to the agreement date. As of March 31, 2017, an additional issuance of 30,724,478 shares with a fair market value of $248,868 are required to satisfied the advisory agreement whereby an additional financing costs has been recorded to common stock payable.  The Company recorded $105,055 and $393,813 of advisory services stock-based financing costs for the year ended March 31, 2017 and 2016, respectively.

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

On July 14, 2016, the Circuit Court of the Twelfth Judicial Circuit for Manatee County, Florida (the “Manatee Court”), entered an order (the “Rockwell Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), in accordance with a stipulation of settlement, pursuant to the Settlement Agreement between the Company and Rockwell. The Company issued 4,359,333 Settlement shares to Rockwell to reduce certain outstanding liabilities through March 31, 2017 resulting in a loss on debt extinguishment of $68,814.

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

On November 12, 2016, the Circuit Court of the Twelfth Judicial Circuit for Manatee County, Florida (the “Manatee Court”), entered an order (the “Rockwell Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), in accordance with a stipulation of settlement, pursuant to the November 2016 Settlement Agreement between the Company and Rockwell. The Company issued 16,461,500 Settlement shares to Rockwell to reduce certain outstanding liabilities through March 31, 2017 resulting in a loss on debt extinguishment of $79,286

Settlement Agreement with Rockwell Capital Partners

On January 31, 2017, the Company entered into a Settlement Agreement and Stipulation (the “Settlement Agreement”) with Rockwell Capital Partners, Inc.  (“Rockwell”), pursuant to which the Company agreed to issue common stock to Rockwell in exchange for the settlement of $39,500 (the “January 2017 Settlement Amount”) of past-due obligations and accounts payable of the Company.  Rockwell purchased the obligations and accounts payable from certain vendors of the Company. The Company issued 23,341,300 Settlement shares to Rockwell to reduce certain outstanding liabilities through March 31, 2017 resulting in a loss on debt extinguishment of $49,803.

NOTE 9 – INCOME TAXES

As of March 31, 2017, and 2016, the Company had net operating loss carry forwards of approximately $18,225,077 and $451,743, respectively, that may be available to reduce future years’ taxable income in varying amounts through 2035. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	March 31, 2017	March 31, 2016
Federal income tax benefit attributable to:
Current Operations	$ 801,000	$ 5,370,000
Less: valuation allowance	(801,000)	(5,370,000)
Net provision for Federal income taxes	$ -	$ -

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	March 31, 2017	March 31, 2016
Deferred tax asset attributable to:
Net operating loss carryover	$ 6,123,000	$ 153,000
Stock based compensation	88,000	5,217,000
Less: valuation allowance	(6,211,000)	(5,370,000)
Net deferred tax asset	$ -	$ -

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 10 — SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to March 31, 2017 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those specified below.

TCA Convertible Debenture Agreement

As of March 31, 2017, the six-month term of the agreement has expired and the obligations continues to be outstanding which is a nonpayment of the obligation of the Senior Secured Revolving Credit Facility dated December 18, 2015 (see Note 3).

Mammoth Capital convertible notes payable

In May and June 2017, the Mammoth Capital converted $32,888 of principal balance of convertible notes payable into 29,400,000  shares of common stock.

Settlement Agreement with Rockwell Capital Partners

On April 26, 2017, the Company entered into a Settlement Agreement and Stipulation (the “Settlement Agreement”) with Rockwell Capital Partners, Inc.  (“Rockwell”), pursuant to which the Company agreed to issue common stock to Rockwell in exchange for the settlement of $46,000 (the “Settlement Amount”) of past-due obligations and accounts payable of the Company.  Rockwell purchased the obligations and accounts payable from certain vendors of the Company.

On April 26, 2017, the Circuit Court of the Twelfth Judicial Circuit for Manatee County, Florida (the “Manatee Court”), entered an order (the “Rockwell Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), in accordance with a stipulation of settlement, pursuant to the Settlement Agreement between the Company and Rockwell. The Company issued 30,436,500 Settlement shares to Rockwell to reduce certain outstanding liabilities through May 11, 2017.

Convertible Debenture Agreement Adar Bay

On April 25, 2017, the Company entered into a convertible note payable with Adar Bays, LLC. The $50,000 note payable bears interest at a 12% per annum interest rate. The note matures on December 25, 2017.

Convertible Debenture Agreement GS Capital Partner, LLC

On May 12, 2017, the Company entered into a convertible note payable with GS Capital Partners, LLC. The $51,700 note payable bears interest at a 8% per annum interest rate. The note matures on May 12, 2018.  The note is convertible into shares of common stock at a price equal to a variable conversion price of sixty percent (60%) of the volume-weighted averages the fifteen (15) days preceding the date of conversion.

Convertible Debenture Agreement Crown

On May 19, 2017, the Company entered into additional draw of the Crown Bridge Partners, LLC convertible debenture agreement in the amount of $44,500 (see Note 4).  The note is due one year upon issuance of each tranche and bears interest at a 12% rate per annum.

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

The following table provides selected financial data about us for the fiscal years ended March 31, 2017 and March 31, 2016. For detailed financial information, see the audited Financial Statements included in this report.

	Fiscal year ended March 31,
	2017	2016
Balance Sheet Data:

Cash	$27,222	$17
Total assets	$96,222	$85,874
Total liabilities	$2,263,127	$585,988
Shareholders’ equity (deficiency)	$(2,166,905)	$(500,114)

Operating Data:
Revenue	$-	$200
Operating Expenses	$394,917	$15,342,056
Other Income (Expenses)	$(2,068,584)	(454,109)
Net Income (Loss)	$(2,463,501)	$(15,795,965)

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

FISCAL YEAR ENDED MARCH 31, 2017 COMPARED TO MARCH 31, 2016.

Our net loss for the year ended March 31, 2017 was $2,463,501 compared to a net loss of $15,795,965, during the year ended March 31, 2016. Our loss was attributable to financing and administrative costs and professional fees incurred compared to nominal business activity in the prior year.

This change in net loss was primarily the result of the following:

Revenue

We recognized $0 of revenue during the year ended March 31, 2017 compared to $200 of revenue during the year ended March 31, 2016. The decrease in revenue of $200 was attributable to a change in our business plan that requires completion of future acquisitions and additional financial resources.

Operating expenses

We incurred operating expenses of $394,917 during the year ended March 31, 2017 compared to $15,342,056 of operating expenses during the year ended March 31, 2016.  Our operating expenses also consisted of general and administrative fees of $350,658 in the year ended March 31, 2017 compared to $45,206 in the year ended March 31, 2016 related to office, compliance and professional fees.  The primary expense in the year ended March 31, 2016 was $15,200,000 of employee stock based compensation attributable to 20 million shares due to our Chief Executive Officer in accordance with an employment agreement dated January 26, 2016 and furthermore, we incurred expense of $93,750 for stock issuances for professional and advisory services.

Other Income (Expense)

We incurred interest expense of $743,943 and $23,833 and financing costs of $152,613 and $36,463 related to our convertible debenture in the year ended March 31, 2017 and 2016, respectively. Additionally, the change in fair value of the Company’s derivative instruments amounted to a loss of $569,807 and $190,763 of amortization of debt discount during the period. The Company also issued 66,520,344 shares of common stock on the conversion of LG convertible debt and settlement shares to Rockwell to reduce certain outstanding liabilities through March 31, 2017 resulted in an aggregate loss on debt extinguishment of $258,453.

Furthermore, the Company into an advisory services agreement with TCA Global Master Fund for investment banking services. The Company shall issue $250,000 in the form of restricted shares of the Company common stock. The issuance of shares are subject to an anti-dilution share issuances to the extent the cash proceeds from the share issuances are inadequate to satisfy the $250,000 fee. The Company issued 139,750 shares of common stock at closing valued at a price equal to eighty-five percent (85%) of the average of the lowest daily volume weighted average price of the Common Stock during the five (5) trading days immediately prior to the agreement date. As of March 31, 2017, an additional issuance of 30,864,198 shares with a fair market value of $248,868 are required to satisfied the advisory agreement whereby an additional financing costs has been recorded to common stock payable.  The Company recorded $152,613 and $393,813 of stock-based financing costs for the year ended March 31, 2017 and 2016, respectively.

Net Losses

Our net loss for the fiscal year ended March 31, 2017 was $2,463,501 compared to a net loss of $15,795,965 during the year ended March 31, 2016 due to the factors discussed above.

Weighted average number of shares

The weighted average number of shares outstanding was 24,868,365 and 2,848,859 for the years ended March 31, 2017 and 2016, respectively. The weighted average number of shares is an average calculation incorporating changes to the shares outstanding within the period reported.

LIQUIDITY AND CAPITAL RESOURCES

Year Ended March 31, 2017 Compared with Year Ended March 31, 2016

As of March 31, 2017, and 2016, we had $27,222 and $17 of cash and cash equivalents.

We have experienced losses of $2,463,501 and $15,795,965 for the fiscal years ended March 31, 2017 and 2016, respectively, and have an accumulated deficit of $18,288,078 at March 31, 2017. In addition, we have not completed our efforts to establish a stable recurring source of revenues sufficient to cover our operating costs and expect to continue to generate losses for the foreseeable future. There is no assurance that we will be able to obtain an adequate level of financing needed for our near term requirements or the long-term development and exploration of our leases. These conditions raise substantial doubt about our ability to continue as a “going concern”.

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

Because of the Company’s history of losses, its independent auditors, in the reports on the financial statements for the year ended March 31, 2017 and 2016, expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

We have generated negative cash flows from operating activities. For the year ended March 31, 2017, net cash flows used in operating activities was $152,608 consisting primarily of a net loss of $2,463,501, offset by the amortization of financing costs of $66,649, amortization of Original Discount Issuance of $26,474, amortization of debt discount of $190,763, non-cash stock compensation of $153,155 and a change in derivative liability of $569,807 and debt discount feature at issuance of $565,358 and non-cash loss on extinguishment of debt of $258,453, an increase of $198,824 in accounts payables and accrued liabilities, an increase of $80,010 of accrued officer salary and an increase of $150,400 in accrued interest payable.

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

Cash Flows from Investing Activities

For the year ended March 31, 2017, net cash flows used in investing activity was $45,000 for equipment.  We neither used nor generated cash from investing activities in the year ended March 31, 2016.

Cash Flows from Financing Activities

For the year ended March 31, 2017 and 2016, net used provided by financing activities was $224,813 and $13,474, respectively, consisting of $211,290 in the issuance of convertible debentures, offset by $6,500 of financing costs in the year ended March 31, 2017 and $12,680 of net proceeds from the issuance of a $500,000 convertible debenture in the year ended March 31, 2016. Furthermore, loans from shareholders amounted to $20,023 and $794 in the year ended March 31, 2017 and 2016, respectively.

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

GOING CONCERN

The independent auditors' audit report accompanying our March 31, 2017 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2017 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2017, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

3.

We did not maintain appropriate cash controls – As of March 31, 2017, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

4.

 We did not implement appropriate information technology controls – As at March 31, 2017, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2017 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of March 31, 2017, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, age and titles of our officers and directors are as follows:

Name and Principal Position of Executive Officer and/or Director	Age	Position

Terrence Tecco	64	President, Chief Executive Officer, Chief Financial Officer and Director
Michael Fasci	59	Director

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

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary (collectively, the “Named Executive Officers”) for fiscal years ended in March 31, 2017 and March 31, 2016:

Name & Principal Position	Fiscal Year March 31,	Salary	Stock Awards (1)	Option Awards	All Other Compensation	Total
Terrence Tecco	2017	$120,000	$-	$-	$-	$120,000
Chief Executive Officer and Chief Financial Officer	2016	$15,000	$15,200,000	$-	$-	$15,215,000

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our officer or director or employees.

 Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of August 16, 2017 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Terrence Tecco 4760 Preston Rd. #244-114 Frisco, Tx. 75034	22,020,000 shares of common stock (direct)	13.7%

Common Stock	Michael Fasci	none
Our officers and directors as a group (2 people)		22,020,000	13.7%

The percent of class is based on 161,612,753 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended March 31, 2017, we had not entered into any transactions with any officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

As of March 31, 2017, and 2016, our Chief Executive Officer and certain shareholders and a director had loans outstanding of $24,917 and $4,894, respectively, to the Company to provide working capital for its business operations. The loan is unsecured, non-interest bearing and due on demand.

Item 14. Principal Accountant Fees and Services

During fiscal year ended March 31, 2017 and 2016, we incurred approximately $5,500 and $5,500 in fees to our principal independent accountants for professional services rendered.

PART IV

Item 15. Exhibits

The following exhibits are included as part of this report by reference:

3.1	Articles of Incorporation, as amended

3.2	Certificate of Change filed with the Nevada Secretary of State, dated

3.3	Bylaws

10.1	Employment Agreement, dated January 26, 2016, by and between the Company and Terrence Tecco (incorporated herein)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.SCH	XBRL Taxonomy Extension Schema

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, on August 17, 2017.

By:	/s/ Terrence Tecco	Dated: August 18, 2017
Name:	Terrence Tecco
Title:	Director and (Principal Executive Officer)

By:	/s/ Michael Fasci	Dated: August 18, 2017
Name:	Michael Fasci
Title:	Director