Form 10-Q
period 2017-06-30
ELITE GROUP INC.
filed 2017-10-16
CIK 1607281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017.

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

4760 Preston Rd, #244-114

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
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]  No  [X]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.  N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[ X ] No[ ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer s classes of common stock, as of the most practicable date: As of October 4, 2017, there were 186,412,753 shares of Common Stock issued and outstanding.

ELITE GROUP INC.

BALANCE SHEETS

(Unaudited)

	June 30, 2017	March 31, 2017
ASSETS

Current Assets
Cash	$ 6,844	$ 27,222

TOTAL CURRENT ASSETS	6,844	27,222

Fixed assets	95,500	69,000

TOTAL ASSETS	$ 102,344	$ 96,222

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 76,389	$ 94,615
Convertible Debenture and accrued interest, net, as of June 30, 2017 and March 31, 2017, respectively	804,410	697,456
Derivative liability	1,363,412	1,351,129
Accrued officer salary	67,910	95,010
Advances, related party	22,880	24,917

TOTAL LIABILITIES	2,335,001	2,263,127

SHAREHOLDERS’ DEFICIT
Series A Preferred, $0.001 par value, 1,000,000 shares authorized, 1,000 shares issued and outstanding as of June 30, 2017 and March 31, 2017, respectively	22,240	22,240
Common Shares, 999,000,000 shares authorized, 149,796,593 and 89,960,093 shares issued and outstanding as of June 30, 2017 and March 31, 2017, respectively	149,797	89,960
Common stock payable	249,358	260,118
Additional Paid In Capital	16,465,179	16,178,895
Accumulated Deficit	(19,119,231)	(18,718,118)

TOTAL SHAREHOLDERS’ DEFICIT	(2,232,657)	(2,166,905)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$ 102,344	$ 96,222

The accompanying notes are an integral part of these unaudited financial statements.

ELITE GROUP INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30, 2017	Three months ended June 30, 2016

REVENUES	$ -	$ -

OPERATING EXPENSES
Operational expenses	5,900	12,956
General and administrative	99,876	105,338
TOTAL OPERATING EXPENSES	105,776	118,294

LOSS FROM OPERATIONS	(105,776)	(118,294)

OTHER INCOME (EXPENSE)
Interest expense	(460,649)	(45,123)
Financing Costs	(51,814)	(64,420)
Stock-based Financing Costs	(490)	(64,271)
Amortization of debt discount	(83,779)	(3,895)
Loss on debt extinguishment	(147,710)	-
Change of derivative liability	449,105	(193,088)
TOTAL OTHER INCOME (EXPENSES)	(295,337)	(370,797)

NET LOSS FROM OPERATIONS	(401,113)	(489,091)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (401,113)	$ (489,091)

Net Loss Per Share: Basic and diluted	$ (0.00)	$ (0.16)
Weighted-average number of common shares outstanding: Basic and diluted	117,377,037	3,014,719

The accompanying notes are an integral part of these unaudited financial statements.

ELITE GROUP INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended June 30, 2017	For the Three Months Ended June 30, 2016
OPERATING ACTIVITIES
Net loss	$ (401,113)	$ (489,091)

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of Financing costs	-	62,554
Stock based compensation	490	64,271
Stock issued for services	23,200	1,343
Amortization of original issue discount interest	19,683	-
Amortization of debt discount	83,779	3,895
Change in derivative liability	(449,105)	193,088
Day one loss due to derivative	404,586	22,414
Loss on extinguishment of debt	147,710	-

Changes in operating assets and liabilities:
Increase accounts payable and accrued expense	27,774	34,893
(Decrease) increase in accrued officer salary	(27,100)	14,750
Increase in accrued interest	36,380	21,365
Net cash used in operating activities	(133,716)	(70,518)

INVESTING ACTIVITIES
Purchase of equipment	(26,500)	-
Net cash used in investing activities	(26,500)	-

FINANCING ACTIVITIES
Proceeds from Convertible Debentures, net of financing costs	-	70,000
Proceeds from Convertible Debentures, net of financing costs	141,875	(7,197)
Proceeds (payments) from related party advances	(2,037)	9,100
Net cash provided by financing activities	139,838	71,903

NET INCREASE (DECREASE) IN CASH	(20,378)	1,385

CASH
Beginning of period	27,222	17
End of period	$ 6,844	$ 1,402

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

NONCASH INVESTING
Conversion of convertible note payable to common stock	$ 32,888	$ -
Issuance of common stock payable	$ 11,250	$ -
Discount on convertible debt	$ 141,875	$ -
Settlement of accounts payable with common stock	$ 46,000
Resolution of derivative liability	$ 85,073

The accompanying notes are an integral part of these unaudited financial statements

ELITE GROUP INC.

Notes To The

(Unaudited)

 Financial Statements

For the Three Months Ended June 30, 2017

NOTE 1 — ORGANIZATION AND NATURE OF BUSINESS

Elite Group Inc. (the “Company”) is a corporation, registered in the State of Nevada on May 21, 2013. We are a company at its start up stage. Our business intention was to sell books utilizing the internet, and grow customer base by selling unique editions of books. Currently, we plan to acquire water properties for the oilfield service sector. Management's objective is to acquire and consolidate water processing assets in prolific oil and gas exploration areas. Management believes it will accomplish its goal to maximize shareholder value through strategic acquisitions, effective business model design and economies of scale to a fragmented industry. The Company intends to control the entire process from wellhead to the final destination.

On October 31, 2015, the Company entered into an agreement with TCA with an effective date of December 31, 2015 to borrow up to $2,000,000 whereby Terrence Tecco was the guarantor. On January 26, 2016 under the TCA line of credit, Vesna Pesic, (former majority shareholder) sold 2,000,000 shares in a private transaction to Terrence Tecco of which $407,800 was paid directly by TCA on behalf of the Company. The Company cancelled the 2,000,000 shares and issued common shares of 2,020,000 to Terrence Tecco for no consideration. The 2,020,000 shares were valued at the cost of the loan and accounted for as compensation. (see footnote #3).

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

On September 5, 2017, the Company filed with the Secretary of State of Nevada Amended and Restated Articles of Incorporation (the “Amended and Restated Articles”) that had the effect of designating 2,499,000,000 shares of the authorized capital stock of the Company as common stock, par value $0.001 and 1,000,000 shares of the authorized capital stock of the Company as preferred stock, par value $0.001, with the powers, preferences and rights, and the qualifications, limitations and restrictions designated by the Company’s board of directors.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim unaudited financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended March 30, 2017 included in its Annual Report on Form 10-K filed with the SEC.

The interim financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position as of June 30, 2017, the results of its operations and its cash flows for the three months ended June 30, 2017 and 2016. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 3 - STOCK-BASED COMPENSATION AND DISCOUNT ON COMMON STOCK ADJUSTMENT TO PRIOR PERIOD RESULTS

In preparing the Company's June 30, 2017 unaudited interim financial statements, the Company determined that errors were made in the classification of discount on common stock of $390,500 in the year ended March 31, 2016 and $17,300 for the year ended March 31, 2017 and 1,000 shares of Series A Preferred stock valued at $22,240 was issued, however, not recorded in the fiscal year ended March 31, 2017.

The Company original recorded a discount on common stock related to certain proceeds attributable to the TCA Convertible Note agreement, dated December 18, 2015, and a Mammoth Convertible Notes agreement, dated November 18, 2015, as discount on common stock, however, upon further consideration the Company should have expensed the $407,800 in the fiscal year ended March 31, 2016 as stock compensation.

Additionally, the Company issued 1,000 shares of Series A Preferred stock, in January 2017, valued at $22,240 to the Company’s Chief Executive Officer. The Company did not record transactions of March 31, 2017 and consequently $22,240 of stock compensation attributable to our Chief Executive Officer was not recorded in the Statement of Operations as of March 31, 2017.

The Company assessed the materiality of this misstatement in the 2017 interim period financial statements in accordance with the SEC's Staff Accounting Bulletin (SAB) No. 99, Materiality, codified in ASC No. 250, Presentation of Financial Statements, and concluded that the misstatement was not material to the year ended March 31, 2017 and March 31, 2016. In accordance with SAB 108, the Company has adjusted the March 31, 2017 financial statements. There was no impact to June 30, 2017 financial statements.

Year Ended March 31, 2017
	As Originally Reported	Adjustment	As Corrected
SHAREHOLDERS’ DEFICIT
Series A Preferred Stock	$ -	$ 22,240	$ 22,240

Discount on common stock	$ (407,800)	$ 407,800	$ -

Accumulated Deficit	$ (18,288,077)	$ (430,040)	$ (18,718,117)

Total Shareholder deficit	$ (2,166,905)	$ -	$ (2,116,905)

NOTE 4 — GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 5 – CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible promissory notes, including accrued interest, at June 30, 2017 and March 31, 2017 are as follows:

	June 30, 2017	March 31, 2017
TCA Global Fund, Inc., including accrued interest of $102,987 and $70,758 as of June 30, 2017 and March 31, 2017, respectively	$ 602,987	$ 570,758
LG Capital Funding, LLC, accrued interest of $0 and $363, as of June 30, 2017 and March 31, 2017, respectively	-	363
Mammoth Corporation, including accrued interest of $4,544 and $0, net of debt discount of $92,079 and $134,090 and original issue discount interest of $13,418 and $22,588 as of June 30, 2017 and March 31, 2017, respectively	137,389	114,551
Auctus Fund, LLC, including accrued interest of $3,184 and $1,239, net of debt discount of $33,288 and $47,312 and original issue discount interest of $5,178 and $7,360 as of June 30, 2017 and March 31, 2017, respectively	29,718	11,567
Crown Bridge Capital, including accrued interest of $1,759 and $23 and net of debt discount of $61,322 and $28,841 and original issue discount interest of $8,896 and $5,965 as of June 30, 2017 and March 31, 2017, respectively	16,416	217
GS Capital, including accrued interest of $833 and net of debt discount of $40,690 and original issue discount interest of $4,069 as of June 30, 2017	7,774
Adar Bays, LLC, including accrued interest of $1,085 and net of debt discount of $40,959 of June 30, 2017	10,126	-
Convertible promissory note payable, net	$ 804,410	$ 697,456

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

On March 31, 2017, the Company accepted and agreed to a debt purchase agreement, whereby Mammoth Corporation acquired $100,000 of convertible note payable interest in exchange for $115,000 (see Mammoth Corporation below).

The balance as of June 30, 2017 and March 31, 2017 amounted to $602,987 and $570,758 comprised of principal balance amounted to $500,000 and accrued interest of $102,987 and $70,758, respectively.

As of June 30, 2017, the six-month term of the agreement has expired and the obligations continues to be outstanding The Company has accrued default interest at a rate of 18% as of December 31, 2016.

LG Capital Funding, LLC

On April 19, 2016, the Company entered into a convertible note payable with LG Capital Funding, LLC. The $40,700 note payable includes $5,700 of original issuance discount and financing costs and and bears interest at a 8% per annum interest rate. The note matured on April 19, 2017 and may only be repaid within 180 days of issuance date with prepayment penalties ranging from 18% to 48% of principal. The note is convertible into shares of common stock at a price equal to a variable conversion price of sixty percent (60%) of the volume-weighted averages the twenty (20) days preceding the date of conversion. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of one (1) year. The Company recorded amortization of debt discount and original discount interest and financing costs in the amount of $2,854 and $1,124 during the three months ending June 30, 2017, respectively. On October 28, 2016, the Company accepted and agreed to a debt purchase agreement, whereby Mammoth Corporation acquired the $40,700 convertible note payable and accrued interest in exchange for $68,743 (see Mammoth Corporate below).

On June 19, 2016, the Company entered into a convertible note payable with LG Capital Funding, LLC. The $40,700 note payable includes $5,700 of original issuance discount and financing costs and bears interest at an 8% per annum interest rate. The note matured on June 19, 2017 and may only be repaid within 180 days of issuance date with prepayment penalties ranging from 18% to 48% of principal. The note is convertible into shares of common stock at a price equal to a variable conversion price of sixty percent (60%) of the volume-weighted averages the twenty (20) days preceding the date of conversion. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of one (1) year. The Company recorded amortization of debt discount and original discount interest in the amount of $1,041 and $219 during the three months ending June 30, 2016, respectively.

In the year ended March 31, 2017, the lender converted the $40,700 of principal and $1,849 into 22,358,211 shares of common stock at a fair market value of $97,601 and recorded an extinguishment of debt expense of $55,053.

The note was repaid in the year ended March 31, 2017.

Mammoth Corporation

On November 18, 2015, the Company entered into a convertible note payable with Mammoth Corporation. The $17,300 note payable note is due upon the Company closing a debt or equity transaction in excess of $100,000 and no further interest shall accrue as long as the note is not in default. The note is due on demand and the default rate is 18% per annum interest. The note is convertible into shares of common stock at a price equal to a variable conversion price of sixty-five percent (65%) of the five (5) lowest closing price averages the fifteen (15) days preceding the date of conversion. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of one (1) year. In the three months ended June 30, 2017, the lender converted the $7,638 of principal in exchange for 4,700,000 shares common stock payable at a fair market value of $16,450 and recorded an extinguishment of debt expense of $8,812. The principal balance as of June 30 and March 31, 2017 amounted to $2,349 and $9,987, respectively.

On July 29, 2016, the Company entered into a convertible note payable with Mammoth Corporation. The $27,500 note payable includes $6,000 of original issuance discount. The note is due upon the Company closing a debt or equity transaction in excess of $100,000 and no further interest shall accrue as long as the note is not in default. Default rate is 18% per annum interest. The note is collateralized by the reservation of 300,000 shares of the Company common stock which upon settlement of the debt are to be returned to the Company. The reserve shares are not accounted for as issued. The note is convertible into shares of common stock at a price equal to a variable conversion price of fifty percent (50%) of the five (5) lowest closing price averages the fifteen (15) days preceding the date of conversion. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of one (1) year. The balance as of June 30, 2017 and March 31, 2017 amounted to $25,315 and $18,459 comprised of principal balance amounted to $27,500 net of remaining debt discount of $1,629 and $6,740 and original issue discount of $556 and $2,301, respectively.

On September 28, 2016, the Company entered into a convertible note payable with Mammoth Corporation. The $50,000 note payable includes $13,190 of original issuance discount. The note payable includes advances to the Company of $7,500 on September 28, 2016, additional advances of $8,040 in October 2016 and $2,300 on January 17, 2017.  The note is due upon the Company closing a debt or equity transaction in excess of $100,000 and no further interest shall accrue as long as the note is not in default. Default rate is 18% per annum interest. The note is collateralized by the issuance of 300,000 shares of the Company common stock. The note is convertible into shares of common stock at a price equal to a variable conversion price of fifty percent (50%) of the lowest market price one year preceding the date of the conversion notice. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of one (1) year. The Company recorded amortization of debt discount and original discount interest in the amount of $7,368 and $3,374 during the three months ended June 30, 2017, respectively. The balance as of March 31, 2017 amounted to $39,493 and $28,751 comprised of principal balance amounted to $50,000 net of remaining debt discount of $7,207 and $14,575 and original issue discount of $3,300 and $6,674, respectively.

On October 28, 2016, the Company entered into a $68,743 convertible note payable with Mammoth Corporation. The note payable is a balance of $62,493 of principal and accrued interest assigned from the April 29, 2016 LG Capital Funding, LLC note payable and includes $6,250 of original issuance discount. The note is due one year upon issuance October 28, 2017 and no further interest shall accrue as long as the note is not in default. Default rate is 18% per annum interest. The note is collateralized by the reservation of shares of the Company common stock equivalent to 100% of convertible shares.  The note is convertible into shares of common stock at a price equal to a variable conversion price of sixty percent (60%) of market price six months preceding the date of the conversion notice. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of one (1) year. The Company recorded amortization of debt discount and original discount interest in the amount of $3,353 and $1,558 during the three months ended June 30, 2017, respectively. The balance as of June 30, 2017 and March 31, 2017 amounted to $62,266 and $57,356 comprised of the principal balance in the amount of $68,743 net of remaining debt discount of $4,422 and $7,775 and original issue discount of $2,055 and $3,613, respectively.

On March 31, 2017, the Company entered into a $115,000 convertible note payable with Mammoth Corporation. The note payable is a balance of $100,000 of interest assigned from the November 18, 2016 TCA note payable and includes $10,000 of original issuance discount and $5,000 in financing costs. The note is due one year upon issuance March 31, 2018 and no further interest shall accrue as long as the note is not in default. Default rate is 18% per annum interest. The note is collateralized by the reservation of shares of the Company common stock equivalent to 100% of convertible shares.  The note is convertible into shares of common stock at a price equal to a variable conversion price of fifty percent (50%) of the lowest market price one year preceding the date of the conversion notice.The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of one (1) year. In the three months ended June 30, 2017, the lender converted the $25,250 of principal into 20,200,000 shares of common stock at a fair market value of $84,440 and recorded an extinguishment of debt expense of $59,190.   The balance as of June 30, 2017 and March 31, 2017 amounted to $7,965 and $0 comprised of principal balance amounted to $115,000 and accrued interest of $4,544 and $0, net of remaining debt discount of $78,822 and $105,000 and original issue discount of $7,507 and $10,000, respectively.

Auctus Fund, LLC

On January 31, 2017, the Company entered into a convertible note payable with Auctus Fund, LLC. The $65,000 note payable includes $8,750 of original issuance discount. The note is due one year upon issuance November 1, 2017 and bears interest at a 12% rate per annum. The note is collateralized by the reservation of shares of the Company common stock equivalent to 700% of convertible shares.  The note is convertible into shares of common stock at a price equal to a variable conversion price of fifty percent (50%) of the volume-weighted averages the twenty-five (25) days preceding the date of conversion. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of one (1) year. The Company recorded amortization of debt discount and original discount interest in the amount of $14,023 and $2,182 during the three months ended June 30, 2017, respectively. The balance as of June 30, 2017 and March 31, 2017 amounted to $29,718 and $11,567 comprised of principal balance amounted to $65,000 and accrued interest of $3,184 and $1,239 and net of remaining debt discount of $33,288 and $47,312 and original issue discount of $5,178 and $7,360, respectively.

Crown Bridge Partners

On March 29, 2017, the Company entered into a convertible note payable with Crown Bridge Partners, LLC up to $105,000 in principal. On March 31, 2017, the Company entered into a $35,000 tranche including $6,000 of original issuance discount and $2,000 of financing costs and on May 19, 2017 a $49,875 tranche including $5,000 of original issuance discount. The note is due one year upon issuance of each tranche and bears interest at a 12% rate per annum. The note is collateralized by the reservation of shares of the Company common stock equivalent to 100% of convertible shares.  The note is convertible into shares of common stock at a price equal to a variable conversion price of fifty percent (50%) of the volume-weighted averages the twenty-five (25) days preceding the date of conversion. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of one (1) year. The Company recorded amortization of debt discount and original discount interest in the amount of $12,394 and $2,071 during the three months ended June 30, 2017, respectively. The balance as of June 30, 2017 and March 31, 2017 amounted to $16,416 and $192 comprised of a principal balance amounted of $84,875 and $35,000 and accrued interest of $1,759 and $23 and net of remaining debt discount of $61,322 and $28,841 and original issue discount of $8,896 and $5,967, respectively.

GS Capital Partner, LLC

On May 12, 2017, the Company entered into a convertible note payable with GS Capital Partners, LLC. The $51,700 note payable bears interest at a 8% per annum interest rate. The note matures on May 12, 2018.  The note is convertible into shares of common stock at a price equal to a variable conversion price of sixty percent (60%) of the volume-weighted averages the fifteen (15) days preceding the date of conversion.  The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of one (1) year. The Company recorded amortization of debt discount and original discount interest in the amount of $6,310 and $631 during the three months ended June 30, 2017, respectively. The balance as of June 30, 2017 amounted to $7,774 comprised of principal balance $51,700 and accrued interest of $833, net of remaining debt discount of $40,690 and original issue discount of $4,069, respectively.

Adar Bay

On April 25, 2017, the Company entered into a convertible note payable with Adar Bays, LLC. The $50,000 note payable bears interest at a 12% per annum interest rate. The note matures on April 25, 2018. The note is convertible into shares of common stock at a price equal to a variable conversion price of fifty percent (50%) of the lowest trading price for the twenty-five (25) days preceding the date of conversion.  The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of one (1) year. The Company recorded amortization of debt discount in the amount of $9,041 during the three months ended June 30, 2017. The balance as of June 30, 2017 amounted to $10,126 comprised of principal balance $50,000 and accrued interest of $1,085, net of remaining debt discount of $40,959.

NOTE 6 — RELATED PARTIES

Advances

From time to time, the Company has received advances from certain of its officers and shareholders to meet short-term working capital needs. For the years ended June 30, 2017 and March 31, 2017, a total of $22,880 and $24,917 advances from related parties is outstanding, respectively. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

Officer Agreements

On January 28, 2016, the Company entered into an employment agreement, effective February 15, 2016, with the Company's Chief Executive Office whereby the Company provides for compensation of $10,000 per month. A total salary of $30,000 was expensed during the three months ended June 30, 2017 and 2016. The total balance due to the Chief Executive Officer for accrued salaries at June 30, 2017 and March 31, 2017, was $67,910 and $95,010, respectively.

The Company’s Chief Executive Officer provides office space to the Company at no costs.

NOTE 7– EQUITY

Common shares

The Company had authorized 999,000,000 common shares as of June 30, 2017 and March 31, 2017 and the Company had 149,796,593 and 89,960,093 common shares issued and outstanding, respectively.  The common shares entitle the holder thereof to one vote per share on all matters coming before the shareholders of our company for a vote.

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

On September 5, 2017, the Company filed with the Secretary of State of Nevada Amended and Restated Articles of Incorporation (the “Amended and Restated Articles”) that had the effect of designating 2,499,000,000 shares of the authorized capital stock of the Company as common stock, par value $0.001 and 1,000,000 shares of the authorized capital stock of the Company as preferred stock, par value $0.001, with the powers, preferences and rights, and the qualifications, limitations and restrictions designated by the Company’s board of directors.

The Company issued the following equity instruments during the three months ended June 30, 2017:

In May and June 2017, the Mammoth Capital converted $32,888 of principal balance of convertible notes payable and issued $11,250 of common stock payable as of March 31, 2017 into 29,400,000 shares of common stock.

On April 26, 2017, the Company entered into a Settlement Agreement and Stipulation (the “Settlement Agreement”) with Rockwell Capital Partners, Inc.  (“Rockwell”), pursuant to which the Company agreed to issue common stock to Rockwell in exchange for the settlement of $46,000 (the “Settlement Amount”) of past-due obligations and accounts payable of the Company.  Rockwell purchased the obligations and accounts payable from certain vendors of the Company. The Company issued 26,436,500 Settlement shares to Rockwell to reduce the $46,000 outstanding liability (See Note 7).

In conjunction with the settlement agreement, the Company issued 4,000,000 shares of common stock at a fair market value of $23,200 to Rockwell for fees related to the Settlement Agreement.

Preferred shares – Series A

The Company has designated 1,000 share of preferred stock as Series A Preferred Stock (“Series A”). The holder of the Series A Preferred shall not be entitled to receive dividends. Upon liquidation each shareholder of Series A Preferred shall be entitled to receive a preferential distribution in the amount of $1.00 per share of each Series A. For so long as Series A is issued and outstanding, the holders of Series A shall vote together as a single class with the holders of the Company’s common stock with the Series A holders entitled to fifty-one percent (51%) of the total votes on all matters.  The Company issued the Series A to the Company’s Chief Executive Officer on January 25, 2017.

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2017:

	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities
Derivative and warrant liability	-	-	-	1,363,412
Total liabilities measured at fair value	$ -	$ -	$ -	$ 1,363,412

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2017:

	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities
Derivative and warrant liability	-	-	-	1,351,129
Total liabilities measured at fair value	$ -	$ -	$ -	$ 1,351,129

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Beginning balance as of March 31, 2017	$ 1,351,129
Day one loss on derivative liability	404,586
Debt discount	141,875
Reclassification of derivative liability to paid-in capital	(85,073)
Gain on change in derivative liability	(449,105)
Ending balance as of June 30, 2017	$ 1,363,412

Convertible Debentures

The derivative liabilities related to the embedded conversion feature were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

June 30, 2017
Embedded Conversion Feature
Risk free interest rate	1.03% to 1.24%
Expected volatility (peer group)	317.32% to 339.00%
Expected life (in years)	0.5 to 1.00
Expected dividend yield	-
Number outstanding	344,690,343

NOTE 9 — COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An office space has been leased on a month by month basis.

The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

Consulting Agreements

On December 18, 2015, the Company entered into an advisory services agreement with TCA Global Master Fund (“Consultants”) for investment banking services. In consideration, the Company shall issue the Consultant $250,000 in the form of restricted shares of the Company common stock. The issuance of shares are subject to an anti-dilution share issuances to the extent the cash proceeds from the share issuances are inadequate to satisfy the $250,000 fee. The Company issued 139,750 shares of common stock at closing valued at a price equal to eighty-five percent (85%) of the average of the lowest daily volume weighted average price of the Common Stock during the five (5) trading days immediately prior to the agreement date. As of June 30, 2017, an additional issuance of 54,324,511 shares with a fair market value of $249,359 are required to satisfied the advisory agreement whereby an additional financing costs has been recorded to common stock payable.  The Company recorded $490 and $64,271 of advisory services stock-based financing costs for the three months ended June 30, 2017 and 2016, respectively.

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

On April 26, 2017, the Circuit Court of the Twelfth Judicial Circuit for Manatee County, Florida (the “Manatee Court”), entered an order (the “Rockwell Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), in accordance with a stipulation of settlement, pursuant to the Settlement Agreement between the Company and Rockwell. The Company issued 26,436,500 Settlement shares to Rockwell to reduce certain outstanding liabilities through May 11, 2017 resulting in a loss on debt extinguishment of $79,708. In conjunction with the settlement agreement, the Company issued 4,000,000 shares of common stock at a fair market value of $23,200 to Rockwell for fees related to the Settlement Agreement.

NOTE 10 — SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to June 30, 2017 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those specified below.

TCA Convertible Debenture Agreement

As of June 30, 2017, the six-month term of the agreement has expired and the obligations continues to be outstanding which is a nonpayment of the obligation of the Senior Secured Revolving Credit Facility dated December 18, 2015 (see Note 5).

Convertible Debenture Agreement Mammoth Capital

On August 18, 2017, the Company entered into a convertible note payable with Mammoth Capital up to $45,000 with a stated principal of $49,500 including Original Issue Discount interest of $4,500. The Company received $40,000 of the principal. The note matures on August 18, 2018.

On September 22, 2017, the Company entered into a convertible note payable with Mammoth Capital up to $14,500 with a stated principal of $18,000 including Original Issue Discount interest of $3,500. The Company received $4,000 of the principal on September 22, 2017. The note matures on September 22, 2018.

In the three months ending September 30, 2017, the Mammoth Capital converted $44,395 of principal balance of convertible notes payable into 36,316,190 shares of common stock.

Authorized Share Increase

On September 5, 2017, the Company filed with the Secretary of State of Nevada Amended and Restated Articles of Incorporation (the “Amended and Restated Articles”) that had the effect of designating 2,499,000,000 shares of the authorized capital stock of the Company as common stock, par value $0.001 and 1,000,000 shares of the authorized capital stock of the Company as preferred stock, par value $0.001, with the powers, preferences and rights, and the qualifications, limitations and restrictions designated by the Company’s board of directors.

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

On September 5, 2017, the Company filed with the Secretary of State of Nevada Amended and Restated Articles of Incorporation (the “Amended and Restated Articles”) that had the effect of designating 2,499,000,000 shares of the authorized capital stock of the Company as common stock, par value $0.001 and 1,000,000 shares of the authorized capital stock of the Company as preferred stock, par value $0.001, with the powers, preferences and rights, and the qualifications, limitations and restrictions designated by the Company’s board of directors.

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

Three Month Period Ended June 30, 2017 Compared to Three Month Period Ended June 30, 2016.

Our net loss for the three months ended June 30, 2017 was $401,113 compared to a net loss of $489,091, during the three months ended June 30, 2016. Our loss was attributable to operating costs, financing and administrative costs and professional fees incurred compared to nominal business activity in the prior year.

This change in net loss was primarily the result of the following:

Revenue

We recognized no revenue during the three months ended June 30, 2017 and 2016.

Operating expenses

We incurred operating expenses of $105,776 during the three months ended June 30, 2017 compared to $118,294 of operating expenses during the three months ended June 30, 2016. The primary expense in the three months ended June 30, 2017 was $30,000 of salary expense to our Chief Executive Officer in accordance with an employment agreement dated January 26, 2016. Other operating expenses consisted of general and administrative fees of $68,562 and professional and legal expenses of $37,214, compared to general and administrative fees of $28,566 and professional and legal expense of $59,730 in the three months ended June 30, 2016 related to office, compliance and professional fees.

Other Income (Expense)

We incurred interest expense of $460,649 and $45,123, amortization of debt discount of $83,779 and $3,895 financing costs of $51,814 and $64,420 related to our convertible debenture in the three months ended June 31, 2017 and 2016, respectively. Additionally, the change in fair value of the Company’s derivative instruments amounted to a gain of $449,105 and a loss of $193,088 in the three months ended June 30, 2017 and 2016, respectively. The Company also issued 55,836,500 shares of common stock on the conversion of Mammoth Capital convertible debt and settlement shares to Rockwell to reduce certain outstanding liabilities through June 30, 2017 resulted in an aggregate loss on debt extinguishment of $147,710.

Furthermore, the Company into an advisory services agreement with TCA Global Master Fund for investment banking services. The Company shall issue $250,000 in the form of restricted shares of the Company common stock. The issuance of shares are subject to an anti-dilution share issuances to the extent the cash proceeds from the share issuances are inadequate to satisfy the $250,000 fee. The Company issued 139,750 shares of common stock at closing valued at a price equal to eighty-five percent (85%) of the average of the lowest daily volume weighted average price of the Common Stock during the five (5) trading days immediately prior to the agreement date. As of June 30, 2017, an additional issuance of 54,326,511 shares with a fair market value of $249,359 are required to satisfy the advisory agreement whereby an additional financing costs has been recorded to common stock payable.  The Company recorded $490 and $64,271 of stock-based financing costs for the three months ended June 30, 2017 and 2016, respectively.

Net Losses

Our net loss for the fiscal three months ended June 30, 2017 was $401,113 compared to a net loss of $489,091 during the three months ended June 30, 2016 due to the factors discussed above.

Weighted average number of shares

The weighted average number of shares outstanding was 117,377,037 and 3,014,719 for the years ended June 30, 2017 and 2016, respectively. The weighted average number of shares is an average calculation incorporating changes to the shares outstanding within the period reported.

LIQUIDITY AND CAPITAL RESOURCES

Three months ended June 30, 2017 Compared with Three months ended June 30, 2016

As of June 30, 2017, and March 31, 2017, we had $6,844 and $27,222 of cash and cash equivalents.

We have experienced losses of $401,113 and $489,091 for the three months ended June 30, 2017 and 2016, respectively, and have an accumulated deficit of $19,119,231 at June 30, 2017. In addition, we have not completed our efforts to establish a stable recurring source of revenues sufficient to cover our operating costs and expect to continue to generate losses for the foreseeable future. There is no assurances that we will be able to obtain an adequate level of financing needed for our near term requirements or the long-term development and exploration of our leases. These conditions raise substantial doubt about our ability to continue as a “going concern”.

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

Because of the Company's history of losses, its independent auditors, in the reports on the financial statements for the three months ended June 30, 2017 and 2016, expressed substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

Cash Flows from Operating Activities

We have generated negative cash flows from operating activities. For the three months ended June 30, 2017, net cash flows used in operating activities was $133,716 consisting primarily of a net loss of $401,113, offset by stock based compensation of $490, stock issued for services of $23,200, amortization of Original Discount Issuance of $19,683, amortization of debt discount of $83,779, and a change in derivative liability of $449,105 and debt discount feature at issuance of $404,586 and non-cash loss on extinguishment of debt of $147,710, an increase of $27,774 in accounts payables and accrued liabilities, an decrease of $27,100 of accrued officer salary and an increase of $36,380 in accrued interest payable.

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

Cash Flows from Investing Activities

We purchased $26,500 in equipment in the three months ended June 30, 2017.  The Company did not purchase any equipment in the three months ended June 30, 2016.

Cash Flows from Financing Activities

We have financed our operations primarily from the issuance of convertible debt in the three months ended June 30, 2017. We generated cash from financing activities of $141,875 in the issuance of convertible debentures and $2,037 repayment of shareholder loans in the three months ended June 30, 2017. We generated cash from financing activities of $70,000 in the issuance of convertible debentures, offset by $7,197 of financing costs, and $9,100 from shareholder loans in the three months ended June 30, 2016.

PLAN OF OPERATION

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

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we have entered into the following material commitments:

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

On April 26, 2017, the Circuit Court of the Twelfth Judicial Circuit for Manatee County, Florida (the “Manatee Court”), entered an order (the “Rockwell Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), in accordance with a stipulation of settlement, pursuant to the Settlement Agreement between the Company and Rockwell. The Company issued 26,436,500 Settlement shares to Rockwell to reduce certain outstanding liabilities through May 11, 2017 resulting in a loss on debt extinguishment of $79,708. In conjunction with the settlement agreement, the Company issued 4,000,000 shares of common stock at a fair market value of $23,200 to Rockwell for fees related to the Settlement Agreement.

Convertible Debenture Agreement Adar Bay

On April 25, 2017, the Company entered into a note payable with Adar Bays, LLC. The $50,000 note payable bears interest at a 12% per annum interest rate. The note matures on April 25, 2018.

Convertible Debenture Agreement GS Capital Partner, LLC

On May 12, 2017, the Company entered into a convertible note payable with GS Capital Partners, LLC. The $51,700 note payable bears interest at an 8% per annum interest rate. The note matures on May 12, 2018.

Convertible Debenture Agreement Crown

On May 19, 2017, the Company entered into additional draw of the Crown Bridge Partners, LLC convertible debenture agreement in the amount of $44,975. The note is due one year upon issuance of each tranche and bears interest at a 12% rate per annum.

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

OFF-BALANCE SHEET ARANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet.

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

Recent Accounting Pronouncements

We reviewed all recent accounting pronouncements issued by the FASB (including the Emerging Issues Task Force), the AICPA, and the SEC and we did not or are not believed by management to have a material impact on our present or future financial statements.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three month period ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, on October 14, 2017

ELITE GROUP INC.

By: /s/ Terrence Tecco

        Terrance Tecco

Title: Director (Principal Executive, Financial and Accounting Officer)