Form 10-Q
period 2017-09-30
ELITE GROUP INC.
filed 2017-11-21
CIK 1607281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017.

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

Indicate the number of shares outstanding of each of the issuer s classes of common stock, as of the most practicable date: As of November 20, 2017, there were 279,545,232 shares of Common Stock issued and outstanding.

ELITE GROUP INC.

FORM 10-Q

September 30, 2017

ELITE GROUP INC.

BALANCE SHEETS

(Unaudited)

	September 30, 2017	March 31, 2017
ASSETS

Current Assets
Cash	$ 2,457	$ 27,222

TOTAL CURRENT ASSETS	2,457	27,222

Deposit for pending acquisition	125,000	-
Fixed assets, net of accumulated depreciation	95,057	69,000

TOTAL ASSETS	$ 222,514	$ 96,222

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 77,807	$ 94,615
Convertible Debenture and accrued interest, net, as of September 30, 2017 and March 31, 2017, respectively	921,320	697,456
Derivative liability	2,125,702	1,351,129
Accrued officer salary	93,910	95,010
Advances, related party	25,917	24,917

TOTAL LIABILITIES	3,244,656	2,263,127

SHAREHOLDERS’ DEFICIT
Series A Preferred, $0.001 par value, 1,000,000 shares authorized, 1,000 shares issued and outstanding as of September 30, 2017 and March 31, 2017, respectively	22,240	22,240
Common Shares, 2,499,000,000 and 999,000,000 shares authorized, 186,112,783 and 89,960,093 shares issued and outstanding as of September 30, 2017 and March 31, 2017, respectively	186,113	89,960
Common stock payable	249,232	260,118
Additional Paid In Capital	16,737,067	16,178,895
Accumulated Deficit	(20,216,794)	(18,718,118)

TOTAL SHAREHOLDERS’ DEFICIT	(3,022,142)	(2,166,905)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$ 222,514	$ 96,222

The accompanying notes are an integral part of these unaudited financial statements.

ELITE GROUP INC.

   STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30		Six months ended September 30,
	2017	2016	2017	2016
REVENUES	$ -	$ -	$ -	$ -
Operating expenses	5,650	1,303	11,550	14,259
General and administrative	62,220	37,591	162,096	142,930
TOTAL OPERATING EXPENSES	67,870	38,894	173,646	157,189

LOSS FROM OPERATIONS	(67,870)	(38,894)	(173,646)	(157,189)

OTHER INCOME (EXPENSE)
Interest	(476,222)	(183,349)	(936,871)	(228,471)
Financing Costs	(1,917)	(29,135)	(53,731)	(93,554)
Stock based financing costs	126	(37,724)	(364)	(101,995)
Loss on debt extinguishment	(124,518)	(68,814)	(272,228)	(68,814)
Amortization of debt discount	(115,039)	(28,961)	(198,818)	(32,856)
Change of derivative liability	(312,123)	(322,123)	136,982	(515,210)
TOTAL OTHER INCOME (EXPENSES)	(1,029,693)	(670,106)	(1,325,030)	(1,040,900)
NET LOSS FROM OPERATIONS	(1,097,563)	(709,000)	(1,498,676)	(1,198,089)

PROVISION FOR INCOME TAXES	-	-	-	-
NET LOSS	$ (1,097,563)	$ (709,000)	$ (1,498,676)	$ (1,198,089)
Net Loss Per Share: Basic and Diluted	$ (0.01)	$ (0.06)	$ (0.01)	$ (0.21)

Weighted-average number of common shares outstanding: Basic and Diluted	162,245,780	11,219,430	138,176,263	5,749,623

The accompanying notes are an integral part of these unaudited financial statements.

ELITE GROUP INC.

STATEMENTS OF CASH FLOWS

	For the Six Months Ended September 30, 2017	For the Six Months Ended September 30, 2016
OPERATING ACTIVITIES
Net loss	$ (1,498,676)	$ (1,198,089)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,480	-
Amortization of Financing costs	-	65,054
Stock based compensation	364	101,995
Stock issued for services	23,200	22,500
Amortization of original issue discount interest	29,617	5,425
Amortization of debt discount	198,818	32,856
Change in derivative liability	(136,982)	515,210
Day one loss on derivative	833,543	178,498
Loss on extinguishment of debt	272,228	68,814

Changes in operating assets and liabilities:
Increase accounts payable and accrued expense	29,192	38,949
(Decrease) increase in accrued officer salary	(1,100)	40,010
Increase in accrued interest	74,088	44,547
Net cash used in operating activities	(173,228)	(84,231)

INVESTING ACTIVITIES
Pending acquisition payment and related costs	(20,000)	-
Purchase of furniture and equipment	(28,537)	-
Net cash used in investing activities	(48,537)	-

FINANCING ACTIVITIES
Proceeds from Convertible Debentures, net of financing costs	-	77,500
Proceeds from Convertible Debentures, net of financing costs	196,000	(6,500)
Loans from related party	1,000	13,440
Net cash provided by financing activities	197,000	84,440

NET INCREASE (DECREASE) IN CASH	(24,765)	209

CASH
Beginning of period	27,222	17
End of period	$ 2,457	$ 226

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

NONCASH INVESTING
Conversion of note payable to common stock	$ 78,283	$ -
Note issued for deposit of pending acquisition	$ 105,000	$ -
Issuance of common stock payable	$ 11,250	$ -
Discount on convertible debt	$ 301,375	$ 79,401
Settlement of accounts payable with common stock	$ 46,000	$ 56,000
Resolution of derivative liability	$ 223,363	$ 78,556

The accompanying notes are an integral part of these unaudited financial statements

ELITE GROUP INC.

Notes to The Unaudited Financial Statements

For the Six Months Ended September 30, 2017

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

On October 31, 2015, the Company entered into an agreement with TCA with an effective date of December 31, 2015 to borrow up to $2,000,000 whereby Terrence Tecco was the guarantor. On January 26, 2016 under the TCA line of credit, Vesna Pesic, (former majority shareholder) sold 2,000,000 shares in a private transaction to Terrence Tecco of which $407,800 was paid directly by TCA on behalf of the Company. The Company cancelled the 2,000,000 shares and issued common shares of 2,020,000 to Terrence Tecco for no consideration. The 2,020,000 shares were valued at the cost of the loan and accounted for as compensation (see footnote 5).

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

The interim financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position as of September 30, 2017, the results of its operations and its cash flows for the three and six months ended September 30, 2017 and 2016. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

Recently Issued Accounting Pronouncements

In September 2017, the FASB issue ASU 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments”. The pronouncements add SEC paragraphs pursuant to an SEC Staff Announcement made at the July 20, 2017 Emerging Issues Task Force (EITF) meeting. The SEC staff announced that it will not object if an entity that qualifies as a public business entity solely because its financial statements or financial information is included in another entity’s filing with the SEC adopts ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and ASU 2016-02, Leases (Topic 842) using the effective dates applicable to private entities. The amendments represent guidance related to the effective dates of the standards noted above, therefore, the amendments themselves do not have an effective date. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

NOTE 3 - STOCK-BASED COMPENSATION AND DISCOUNT ON COMMON STOCK ADJUSTMENT TO PRIOR PERIOD RESULTS

In preparing the Company's prior period June 30, 2017 unaudited interim financial statements, the Company determined that errors were made in the classification of discount on common stock of $390,500 in the year ended March 31, 2016 and $17,300 for the year ended March 31, 2017 and 1,000 shares of Series A Preferred stock valued at $22,240 was issued, however, not recorded in the fiscal year ended March 31, 2017.

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

The Company assessed the materiality of this misstatement in the 2017 interim period financial statements in accordance with the SEC's Staff Accounting Bulletin (SAB) No. 99, Materiality, codified in ASC No. 250, Presentation of Financial Statements, and concluded that the misstatement was not material to the year ended March 31, 2017 and March 31, 2016. In accordance with SAB 108, the Company has adjusted the March 31, 2017 financial statements. There was no impact to September 30, 2017 financial statements.

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

NOTE 5 – CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible promissory notes, including accrued interest, at September 30, 2017 and March 31, 2017 are as follows:

	September 30, 2017	March 31, 2017
TCA Global Fund, Inc., including accrued interest of $124,070 and $70,758 as of September 30, 2017 and March 31, 2017, respectively	$ 624,070	$ 570,758
LG Capital Funding, LLC, accrued interest of $0 and $363, as of September 30, 2017 and March 31, 2017, respectively	-	363
Mammoth Corporation, including accrued interest of $7,815 and $0, net of debt discount of $193,694 and $134,090 and original issue discount interest of $37,513 and $22,588 as of September 30, 2017 and March 31, 2017, respectively	162,057	114,551
Auctus Fund, LLC, including accrued interest of $5,150 and $1,239, net of debt discount of $19,110 and $47,312 and original issue discount interest of $2,973 and $7,360 as of September 30, 2017 and March 31, 2017, respectively	48,067	11,567
Crown Bridge Capital, including accrued interest of $4,442 and $23 and net of debt discount of $42,796 and $28,841 and original issue discount interest of $6,004 and $5,965 as of September 30, 2017 and March 31, 2017, respectively	40,517	217
GS Capital, including accrued interest of $2,397 and net of debt discount of $28,884 and original issue discount interest of $2,884 as of September 30, 2017	22,368	-
Adar Bays, LLC, including accrued interest of $2,597 and net of debt discount of $28,356 of September 30, 2017	24,241	-
Convertible promissory note payable, net	$ 921,320	$ 697,456

As of the date of this filing, the Company has not received a notice(s) of default of the convertible promissory notes payable and additional details of the terms and collateralization of each convertible promissory note payable is provided herein.

TCA Global Master Credit Fund, L.P.

On January 26, 2016, the Company issued the Convertible Note in favor of TCA Global Master Credit Fund, L.P. ("TCA"). The maturity date of the Convertible Note was June 18, 2016, and the Convertible Note bears interest at a rate of sixteen and one-half percent (16.5%) per annum. TCA has a first priority security interest on all property of the Company. The Convertible Note is convertible, at TCA's option upon an event of default, into shares of the Company’s common stock, par value $0.001 per share (the "Common Stock") at a price equal to eighty-five percent (85%) of the average of the lowest daily volume weighted average price of the Common Stock during the five (5) trading days immediately prior to the date of conversion. The Convertible Note may be prepaid in whole or in part at the Company’s option without penalty.

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

The balance as of September 30, 2017 and March 31, 2017 amounted to $624,070 and $570,758 comprised of principal balance amounted to $500,000 and accrued interest of $124,070 and $70,758, respectively.

As of September 30, 2017, the six-month term of the agreement has expired and the obligations continues to be outstanding. The Company has accrued default interest at a rate of 18% as of December 31, 2016.

LG Capital Funding, LLC

On April 19, 2016, the Company entered into a convertible note payable with LG Capital Funding, LLC. The $40,700 note payable includes $5,700 of original issuance discount and financing costs and bears interest at a 8% per annum interest rate. The note matured on April 19, 2017 and may only be repaid within 180 days of issuance date with prepayment penalties ranging from 18% to 48% of principal. The note is convertible into shares of common stock at a price equal to a variable conversion price of sixty percent (60%) of the volume-weighted averages the twenty (20) days preceding the date of conversion. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of one (1) year. The Company recorded amortization of debt discount and original discount interest and financing costs in the amount of $2,854 and $1,124 during the six months ending September 30, 2017, respectively. On October 28, 2016, the Company accepted and agreed to a debt purchase agreement, whereby Mammoth Corporation acquired the $40,700 convertible note payable and accrued interest in exchange for $68,743 (see Mammoth Corporate below).

On June 19, 2016, the Company entered into a convertible note payable with LG Capital Funding, LLC. The $40,700 note payable includes $5,700 of original issuance discount and financing costs and bears interest at an 8% per annum interest rate. The note matured on June 19, 2017 and may only be repaid within 180 days of issuance date with prepayment penalties ranging from 18% to 48% of principal. The note is convertible into shares of common stock at a price equal to a variable conversion price of sixty percent (60%) of the volume-weighted averages the twenty (20) days preceding the date of conversion. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of one (1) year. The Company recorded amortization of debt discount and original discount interest in the amount of $1,041 and $219 during the six months ending September 30, 2016, respectively.

In the year ended March 31, 2017, the lender converted the $40,700 of principal and $1,849 into 22,358,211 shares of common stock at a fair market value of $97,601 and recorded an extinguishment of debt expense of $55,053.

The note was repaid in the year ended March 31, 2017.

Mammoth Corporation

On November 18, 2015, the Company entered into a convertible note payable with Mammoth Corporation. The $17,300 note payable note is due upon the Company closing a debt or equity transaction in excess of $100,000 and no further interest shall accrue as long as the note is not in default. The note is due on demand and the default rate is 18% per annum interest. The note is collateralized by the reservation of shares of the Company common stock equivalent to 100% of convertible shares. The note is convertible into shares of common stock at a price equal to a variable conversion price of sixty-five percent (65%) of market price. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of one (1) year. In the six months ended September 30, 2017, the lender converted the $7,638 of principal in exchange for 4,700,000 shares common stock payable at a fair market value of $16,450 and recorded an extinguishment of debt expense of $8,812. The principal balance as of September 30 and March 31, 2017 amounted to $2,349 and $9,987, respectively.

On July 29, 2016, the Company entered into a convertible note payable with Mammoth Corporation. The $27,500 note payable includes $6,000 of original issuance discount. The note is due upon the Company closing a debt or equity transaction in excess of $100,000 and no further interest shall accrue as long as the note is not in default. Default rate is 18% per annum interest. The note is collateralized by the reservation of 300,000 shares of the Company common stock which upon settlement of the debt are to be returned to the Company. The reserve shares are not accounted for as issued. The note is convertible into shares of common stock at a price equal to a variable conversion price of fifty percent (50%) of the five (5) lowest closing price averages the fifteen (15) days preceding the date of conversion. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of one (1) year. The balance as of September 30, 2017 and March 31, 2017 amounted to $27,500 and $18,459 comprised of principal balance amounted to $27,500 net of remaining debt discount of $0 and $6,740 and original issue discount of $0 and $2,301, respectively.

On September 28, 2016, the Company entered into a convertible note payable with Mammoth Corporation. The $50,000 note payable includes $13,190 of original issuance discount. The note payable includes advances to the Company of $7,500 on September 28, 2016, additional advances of $8,040 in October 2016 and $2,300 on January 17, 2017.  The note is due upon the Company closing a debt or equity transaction in excess of $100,000 and no further interest shall accrue as long as the note is not in default. Default rate is 18% per annum interest. The note is collateralized by the issuance of 300,000 shares of the Company common stock. The note is convertible into shares of common stock at a price equal to a variable conversion price of fifty percent (50%) of the lowest market price one year preceding the date of the conversion notice. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of one (1) year. The Company recorded amortization of debt discount and original discount interest in the amount of $14,575 and $6,675 during the six months ended September 30, 2017, respectively. The balances as of September 30, 2017 and March 31, 2017 amounted to $50,000 and $28,751 comprised of principal balance amounted to $50,000 net of remaining debt discount of $0 and $14,575 and original issue discount of $0 and $6,675, respectively.

On October 28, 2016, the Company entered into a $68,743 convertible note payable with Mammoth Corporation. The note payable is a balance of $62,493 of principal and accrued interest assigned from the April 29, 2016 LG Capital Funding, LLC note payable and includes $6,250 of original issuance discount. The note is due one year upon issuance October 28, 2017 and no further interest shall accrue as long as the note is not in default. Default rate is 18% per annum interest. The note is collateralized by the reservation of shares of the Company common stock equivalent to 100% of convertible shares.  The note is convertible into shares of common stock at a price equal to a variable conversion price of sixty percent (60%) of market price six months preceding the date of the conversion notice. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of one (1) year. The Company recorded amortization of debt discount and original discount interest in the amount of $6,743 and $3,133 during the six months ended September 30, 2017, respectively. The balance as of September 30, 2017 and March 31, 2017 amounted to $67,231 and $57,356 comprised of the principal balance in the amount of $68,743 net of remaining debt discount of $1,032 and $7,775 and original issue discount of $480 and $3,613, respectively.

On March 31, 2017, the Company entered into a $115,000 convertible note payable with Mammoth Corporation. The note payable is a balance of $100,000 of interest assigned from the November 18, 2016 TCA note payable and includes $10,000 of original issuance discount and $5,000 in financing costs. The note is due one year upon issuance March 31, 2018 and no further interest shall accrue as long as the note is not in default. Default rate is 18% per annum interest. The note is collateralized by the reservation of shares of the Company common stock equivalent to 100% of convertible shares.  The note is convertible into shares of common stock at a price equal to a variable conversion price of fifty percent (50%) of the lowest market price one year preceding the date of the conversion notice. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of one (1) year. The Company recorded amortization of debt discount and original discount interest in the amount of $63,368 and $4,628 during the six months ended September 30, 2017, respectively.  In the six months ended September 30, 2017, the lender converted the $70,645 of principal into 56,516,190 shares of common stock at a fair market value of $254,353 and recorded an extinguishment of debt expense of $183,708.  The balance as of September 30, 2017 and March 31, 2017 amounted to $5,166 and $0 comprised of principal balance amounted to $44,355 and $115,000 and accrued interest of $7,815 and $0, net of remaining debt discount of $41,632 and $105,000 and original issue discount of $5,372 and $10,000, respectively.

On August 18, 2017, the Company entered into a convertible note payable with Mammoth Corporation. The $49,500 note payable includes $4,500 of original issuance discount and net cash proceeds of $45,000. The note is due one year upon issuance August 18, 2018 and no further interest shall accrue as long as the note is not in default. Default rate is 18% per annum interest. The note is collateralized by the reservation of shares of the Company common stock equivalent to 100% of convertible shares.  The note is convertible into shares of common stock at a price equal to a variable conversion price of fifty percent (50%) of the lowest market price one year preceding the date of the conversion notice. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of one (1) year. The Company recorded amortization of debt discount and original discount interest in the amount of $5,302 and $531 during the six months ended September 30, 2017, respectively. The balance as of September 30, 2017 amounted to $5,832 comprised of principal balance amounted to $49,500 and accrued interest of $0, net of remaining debt discount of $39,699 and original issue discount of $3,970.

On September 12, 2017, the Company entered into a convertible note payable with Mammoth Corporation. The $125,000 note payable includes $25,000 of original issuance discount and $100,000 of net proceeds were paid directly towards the Pirate Oil acquisition. The note is due one year upon issuance September 12, 2018 and no further interest shall accrue as long as the note is not in default. Default rate is 18% per annum interest. The note is collateralized by the reservation of shares of the Company common stock equivalent to 100% of convertible shares.  The note is convertible into shares of common stock at a price equal to a variable conversion price of fifty percent (50%) of market price for a one-year period preceding the conversion notice, or the closing bid price on the last day of the pricing period. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of one (1) year. The Company recorded amortization of debt discount and original discount interest in the amount of $2,528 and $632 during the six months ended September 30, 2017, respectively.” The balance as of September 30, 2017 amounted to $3,160 comprised of principal balance amounted to $125,000 and accrued interest of $0, net of remaining debt discount of $97,472 and original issue discount of $24,368.

On September 22, 2017, the Company entered into a convertible note payable with Mammoth Corporation. The $18,000 note payable includes $3,500 of original issuance discount, $9,500 of cash proceeds and $5,000 related to the deposit on pending acquisition. The note is due on demand and no further interest shall accrue as long as the note is not in default. Default rate is 18% per annum interest. The note is collateralized by the reservation of shares of the Company common stock equivalent to 100% of convertible shares.  The note is convertible into shares of common stock at a price equal to a variable conversion price of fifty percent (50%) of market price for a six month period preceding the conversion notice, or the closing bid price on the last day of the pricing period. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of six-months. The Company recorded amortization of debt discount and original discount interest in the amount of $641 and $177 during the six months ended September 30, 2017, respectively The balance as of September 30, 2017 amounted to $818 comprised of principal balance amounted to $18,000 and accrued interest of $0, net of remaining debt discount of $13,859 and original issue discount of $3,323.

Auctus Fund, LLC

On January 31, 2017, the Company entered into a convertible note payable with Auctus Fund, LLC. The $65,000 note payable includes $8,750 of original issuance discount and net cash proceeds of $56,250. The note is due one year upon issuance November 1, 2017 and bears interest at a 12% rate per annum. The note is collateralized by the reservation of shares of the Company common stock equivalent to 700% of convertible shares.  The note is convertible into shares of common stock at a price equal to a variable conversion price of fifty percent (50%) of the volume-weighted averages the twenty-five (25) days preceding the date of conversion. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of one (1) year. The Company recorded amortization of debt discount and original discount interest in the amount of $28,202 and $4,387 during the six months ended September 30, 2017, respectively. The balance as of September 30, 2017 and March 31, 2017 amounted to $48,068 and $11,567 comprised of principal balance amounted to $65,000 and accrued interest of $5,150 and $1,239 and net of remaining debt discount of $19,110 and $47,312 and original issue discount of $2,973 and $7,360, respectively.

Crown Bridge Partners

On March 29, 2017, the Company entered into a convertible note payable with Crown Bridge Partners, LLC up to $105,000 in principal. On March 31, 2017, the Company entered into a $35,000 tranche including $6,000 of original issuance discount and $2,000 of financing costs and on May 19, 2017 a $49,875 tranche including $5,000 of original issuance discount and net proceeds of $44,875. The note is due one year upon issuance of each tranche and bears interest at a 12% rate per annum. The note is collateralized by the reservation of shares of the Company common stock equivalent to 100% of convertible shares.  The note is convertible into shares of common stock at a price equal to a variable conversion price of fifty percent (50%) of the volume-weighted averages the twenty-five (25) days preceding the date of conversion. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of one (1) year. The Company recorded amortization of debt discount and original discount interest in the amount of $30,920 and $5,338 during the six months ended September 30, 2017, respectively. The balance as of September 30, 2017 and March 31, 2017 amounted to $40,517 and $192 comprised of a principal balance amounted of $84,875 and $35,000 and accrued interest of $4,442 and $23 and net of remaining debt discount of $42,796 and $28,841 and original issue discount of $6,004 and $5,967, respectively.

In conjunction with the Crown Bridge, LLC convertible note payable, the first tranche of the $35,000 convertible note was issued with a 5-year-term warrant to purchase 1,750,000 shares of the Company’s common stock at an exercise price of $0.02. The second tranche of the $49,875 convertible note was issued with a 5-year-term warrant to purchase 2,493,750 shares of the Company’s common stock at an exercise price of $0.02. The anti-dilution adjustments to exercise price is entitled if an issuance is less than the current exercise price whereby the (a) the exercise price shall be adjusted to match the lowest price per share and (b) the number of warrant shares shall be increased to the amount equal to the number of shares for the aggregate exercise price of $84,875. As of September 30, 2017, the anti-dilution warrants convertible to common stock amounted to 42,974,684.

GS Capital Partner, LLC

On May 12, 2017, the Company entered into a convertible note payable with GS Capital Partners, LLC. The $51,700 note payable, includes $4,700 of original issuance discount and net cash proceeds of $47,000, and bears interest at a 8% per annum interest rate. The note matures on May 12, 2018. The note is collateralized by the reservation of shares of the Company common stock equivalent to 400% of convertible shares.  The note is convertible into shares of common stock at a price equal to a variable conversion price of sixty percent (60%) of the volume-weighted averages the fifteen (15) days preceding the date of conversion.  The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of one (1) year. The Company recorded amortization of debt discount and original discount interest in the amount of $18,156 and $1,815 during the six months ended September 30, 2017, respectively. The balance as of September 30, 2017 amounted to $22,369 comprised of principal balance $51,700 and accrued interest of $2,397, net of remaining debt discount of $28,844 and original issue discount of $2,884, respectively.

Adar Bays

On April 25, 2017, the Company entered into a convertible note payable with Adar Bays, LLC. The $50,000 net cash proceeds received in the note payable bears interest at a 12% per annum interest rate. The note is collateralized by the reservation of shares of the Company common stock of 40,000,000 shares.  The note matures on April 25, 2018. The note is convertible into shares of common stock at a price equal to a variable conversion price of fifty percent (50%) of the lowest trading price for the twenty-five (25) days preceding the date of conversion.  The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of one (1) year. The Company recorded amortization of debt discount in the amount of $21,643 during the six months ended September 30, 2017. The balance as of September 30, 2017 amounted to $24,241 comprised of principal balance $50,000 and accrued interest of $2,597, net of remaining debt discount of $28,356.

NOTE 6 — RELATED PARTIES

Advances

From time to time, the Company has received advances from certain of its officers and shareholders to meet short-term working capital needs. For the years ended September 30, 2017 and March 31, 2017, a total of $25,917 and $24,917 advances from related parties is outstanding, respectively. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

Officer Agreements

On January 28, 2016, the Company entered into an employment agreement, effective February 15, 2016, with the Company's Chief Executive Office whereby the Company provides for compensation of $10,000 per month. A total salary of $60,000 was expensed during the six months ended September 30, 2017 and 2016. The total balance due to the Chief Executive Officer for accrued salaries at September 30, 2017 and March 31, 2017, was $93,910 and $95,010, respectively.

NOTE 7 – EQUITY

Common shares

The Company had authorized 2,499,000,000 and 999,000,000 common shares as of September 30, 2017 and March 31, 2017 and the Company had 186,112,783 and 89,960,093 common shares issued and outstanding, respectively.  The common shares entitle the holder thereof to one vote per share on all matters coming before the shareholders of our company for a vote.

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

The Company issued the following equity instruments during the six months ended September 30, 2017:

In the six months ending September 30, 2017, the Mammoth Capital converted $78,283 of principal balance of convertible notes payable and issued $11,250 of common stock payable as of March 31, 2017 into 65,716,190 shares of common stock.

On April 26, 2017, the Company entered into a Settlement Agreement and Stipulation (the “Settlement Agreement”) with Rockwell Capital Partners, Inc.  (“Rockwell”), pursuant to which the Company agreed to issue common stock to Rockwell in exchange for the settlement of $46,000 (the “Settlement Amount”) of past-due obligations and accounts payable of the Company.  Rockwell purchased the obligations and accounts payable from certain vendors of the Company. The Company issued 26,436,500 Settlement shares to Rockwell to reduce the $46,000 outstanding liability (See Note 9).

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2017:

	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities
Derivative and warrant liability	$ -	$ -	$ -	$ 2,125,702
Total liabilities measured at fair value	$ -	$ -	$ -	$ 2,125,702

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2017:

	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities
Derivative and warrant liability	$ -	$ -	$ -	$ 1,351,129
Total liabilities measured at fair value	$ -	$ -	$ -	$ 1,351,129

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Beginning balance as of March 31, 2017	$ 1,351,129
Day one loss on derivative liability	833,543
Debt discount	301,375
Reclassification of derivative liability to paid-in capital	(223,363)
Gain on change in derivative liability	(136,982)
Ending balance as of September 30, 2017	$ 2,125,702

Convertible Debentures

The derivative liabilities related to the embedded conversion feature were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

September 30, 2017
Embedded Conversion Feature
Risk free interest rate	1.03% to 1.24%
Expected volatility (peer group)	288.23% to 339.33%
Expected life (in years)	0.5 to 1.00
Expected dividend yield	-
Number outstanding	480,139,937

NOTE 9 – LOSS PER SHARE

The following table presents the computations of basic and dilutive loss per share:

	Three Months Ended September 30,		Six months Ended September 30,
	2017	2016	2017	2016
Basic net income (loss) per share :
Net (income) loss	$ (1,097,563)	$ (709,000)	$ (1,498,676)	$ (1,198,089)
Weighted average common shares outstanding	162,245,780	11,219,430	138,176,263	5,749,623
Basic net income (loss) per share	$ (0.01)	$ (0.06)	$ (0.01)	$ (0.21)

Diluted net income (loss) per share :
Net income (loss)	$ (1,097,563)	$ (709,000)	$ (1,498,676)	$ (1,198,089)
Weighted average common shares outstanding	162,245,780	11,219,430	138,176,263	5,749,623
Potential dilutive securities	-	-	-	-
Weighted average common shares outstanding – diluted	162,245,780	11,219,430	138,176,263	5,749,623
Diluted earnings per share	$ (0.01)	$ (0.06)	$ (0.01)	$ (0.21)

In the six months ended September 30, 2017 and 2016, common stock equivalents totaling 523,114,620 and 38,198,126 related to warrants and convertible debt, respectively, were excluded from the calculation of the diluted net loss per share as their effect would have been anti-dilutive.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An office space has been leased on a month by month basis.

The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

Consulting Agreements

On December 18, 2015, the Company entered into an advisory services agreement with TCA Global Master Fund (“Consultants”) for investment banking services. In consideration, the Company shall issue the Consultant $250,000 in the form of restricted shares of the Company common stock. The issuance of shares are subject to an anti-dilution share issuances to the extent the cash proceeds from the share issuances are inadequate to satisfy the $250,000 fee. The Company issued 139,750 shares of common stock at closing valued at a price equal to eighty-five percent (85%) of the average of the lowest daily volume weighted average price of the Common Stock during the five (5) trading days immediately prior to the agreement date. As of September 30, 2017, an additional issuance of 45,454,545 shares with a fair market value of $249,232 are required to satisfy the advisory agreement whereby an additional financing costs has been recorded to common stock payable.  The Company recorded $364 and $101,995 of advisory services stock-based financing costs for the six months ended September 30, 2017 and 2016, respectively.

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

Settlement Agreement with Group 10 Holdings, LLC.

On May 23, 2017, the Company entered into a Settlement Agreement and Stipulation (the “Settlement Agreement”) with Group 10 Holdings, LLC.  (“Group 10”), pursuant to which the Company agreed to issue common stock to Group 10 in exchange for the settlement of $55,000 (the “Settlement Amount”) of past-due obligations and accounts payable of the Company.  Group 10 purchased the obligations and accounts payable from certain vendors of the Company.

On June 19, 2017, the Circuit Court of the Miami-Dade County, Florida, entered an order (the “Group 10”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), in accordance with a stipulation of settlement, pursuant to the Settlement Agreement between the Company and Group 10. The transactions was not settled as of September 30, 2017. As of November 6, 2017, the Company issued 26,000,000 Settlement shares to Group 10 to reduce $40,150 of outstanding liabilities.

Deposit for pending acquisition

Proposed Acquisition of Pirate Oilfield Services, Inc.

On September 13, 2017, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Pirate Oilfield Services, Inc., to purchase outstanding capital stock of Pirate (the “Acquisition”) and assume an outstanding bank note to AIM Bank of Odessa, TX of approximately $850,000 and certain other liabilities outstanding. Mammoth Capital, on behalf of the company, paid $100,000 upon the executive of the agreement to be applied against the principal of the bank note. In addition, $20,000 was paid to Red Diamond Resources and $5,000 paid to Advances Energy Capital, LLC. which is capitalized in the Deposit for Pending Acquisition as of September 30, 2017. The purchase and sale was to be held on or before October 31, 2017.  Furthermore, upon closing the Company has agreed to pay $107,000 to South West Bank of Odessa, TX and agree to certain assets and liabilities. The transaction was not settled as of September 30, 2017 and the company did not own title to the assets of Pirate Oilfield Services, Inc. and the company did not assume the agreement upon liability to South West Bank of Odessa. Pirate Oilfield Services, Inc. was formed in 2013 and provides oilfield maintenance services in Texas.

In the period after September 30, 2017, the company is considering a change in the agreement to an asset purchase agreement.

The closing of the stock purchase agreement is subject to customary closing conditions, including, without limitation: (1) the completion of business, accounting and legal due diligence investigations; the receipt of all authorizations, consents and approvals of all governmental authorities or agencies, if necessary; (2) the receipt of any required consents of any third parties; the release of any security interests; and (3) delivery of all documents required for the transfer of shares of the Pirate Oilfield Services.

NOTE 11 — SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to September 30, 2017 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those specified below.

TCA Convertible Debenture Agreement

As of September 30, 2017, the six-month term of the agreement has expired and the obligations continues to be outstanding which is a nonpayment of the obligation of the Senior Secured Revolving Credit Facility dated December 18, 2015 (see Note 4).

Convertible Debenture Agreement Chestnut Hill Capital

On October 20, 2017, the Company entered into a convertible note payable with Chestnut Hill Capital, LLC. The $11,000 note payable bears interest at a 10% per annum interest rate. The note matures on October 18, 2018. The note is convertible into shares of common stock at a price equal to a variable conversion price of fifty percent (50%) of the lowest volume-weighted average of the twenty-five (25) days preceding the date of conversion.

Mammoth Capital convertible notes payable

In October and November 2017, the Mammoth Capital converted $29,975 of principal balance of convertible notes payable into 29,500,000 shares of common stock.

Crown Bridge Capital convertible notes payable

In November 2017, the Crown Bridge Capital exercised cashless warrants of 20,940,171 shares of Company common stock, pursuant to a convertible note with Crown Bridge dated March 29, 2017.

Furthermore, the Company received the third tranche of $20,125 principal from Crown Bridge on October 31, 2017, as per a convertible note agreement dated March 29, 2017. The note was also issued with a 5-year-warrant to purchase 1,006,250 common stock at an exercise price of $0.02.

Adar Bays convertible notes payable

In November 2017, the Adar Bays, LLC. converted $5,000 of principal balance of convertible notes payable into 7,692,278 shares of common stock.

Settlement Agreement with Group 10 Holdings, LLC.

As of November 6, 2017, the Company issued 26,000,000 Settlement shares to Group 10 to reduce $40,150 of outstanding liabilities.

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

Recent Developments

Proposed Acquisition of Pirate Oilfield Services, Inc.

On September 13, 2017, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Pirate Oilfield Services, Inc., to purchase outstanding capital stock of Pirate (the “Acquisition”) and assume an outstanding bank note to AIM Bank of Odessa, TX of approximately $850,000 and certain other liabilities outstanding. Mammoth Capital, on behalf of the company, paid $100,000 upon the executive of the agreement to be applied against the principal of the bank note. In addition, $20,000 was paid to Red Diamond Resources and $5,000 paid to Advances Energy Capital, LLC. which is capitalized in the Deposit for Pending Acquisition as of September 30, 2017. The purchase and sale was to be held on or before October 31, 2017.  Furthermore, upon closing the Company has agreed to pay $107,000 to South West Bank of Odessa, TX and agree to certain assets and liabilities. The transaction was not settled as of September 30, 2017 and the company did not own title to the assets of Pirate Oilfield Services, Inc. and the company did not assume the agreement upon liability to South West Bank of Odessa. Pirate Oilfield Services, Inc. was formed in 2013 and provides oilfield maintenance services in Texas.

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

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities next 3 months

Three Month Period Ended September 30, 2017 Compared to Three Month Period Ended September 30, 2016.

Our net loss for the three months ended September 30, 2017 was $1,097,563 compared to a net loss of $709,000, during the three months ended September 30, 2016. Our loss was attributable to financing and administrative costs and professional fees incurred compared to nominal business activity in the prior year.

This change in net loss was primarily the result of the following:

Revenue

We recognized no revenue during the three months ended September 30, 2017 and 2016.

Operating expenses

We incurred operating expenses of $67,870 during the three months ended September 30, 2017 compared to $38,894 of operating expenses during the three months ended September 30, 2016. The primary expense in the three months ended September 30, 2017 was $30,000 of salary expense to our Chief Executive Officer in accordance with an employment agreement dated January 26, 2016. Other operating expenses consisted of general and administrative fees of $37,870 in the three months ended September 30, 2017 compared to $8,894 in the three months ended September 30, 2016 related to office, compliance and professional fees.

Other Income (Expense)

We incurred interest expense of $476,222 and $183,349, amortization of debt discount of $115,039 and $28,961, financing costs of $1,917 and $29,135 related to our convertible debenture in the three months ended September 30, 2017 and 2016, respectively. Additionally, the change in fair value of the Company’s derivative instruments amounted to a loss of $312,124 and $322,123 in the three months ended September 30, 2017 and 2016, respectively. The Company also issued 36,316,190 shares of common stock on the conversion of Mammoth Capital convertible debt resulting in an aggregate loss on debt extinguishment of $124,518. In the prior year period, the Company also issued 4,359,333 Settlement shares to Rockwell to reduce certain outstanding liabilities through September 30, 2016 resulting in a loss on debt extinguishment of $68,814.

Furthermore, the Company into an advisory services agreement with TCA Global Master Fund for investment banking services. The Company shall issue $250,000 in the form of restricted shares of the Company common stock. The issuance of shares are subject to an anti-dilution share issuances to the extent the cash proceeds from the share issuances are inadequate to satisfy the $250,000 fee. The Company issued 139,750 shares of common stock at closing valued at a price equal to eighty-five percent (85%) of the average of the lowest daily volume weighted average price of the Common Stock during the five (5) trading days immediately prior to the agreement date. As of September 30, 2017, an additional issuance of 45,454,545 shares with a fair market value of $249,232 are required to satisfy the advisory agreement whereby an additional financing costs has been recorded to common stock payable.  The Company recorded a reduction of $126 and an increase of $37,724 of stock-based financing costs for the three months ended September 30, 2017 and 2016, respectively.

Net Losses

Our net loss for the fiscal three months ended September 30, 2017 was $1,097,563 compared to a net loss of $709,000 during the three months ended September 30, 2016 due to the factors discussed above.

Weighted average number of shares

The weighted average number of shares outstanding was 162,245,780 and 11,219,430 for the years ended September 30, 2017 and 2016, respectively. The weighted average number of shares is an average calculation incorporating changes to the shares outstanding within the period reported.

Six Month Period Ended September 30, 2017 Compared to Six Month Period Ended September 30, 2016.

Our net loss for the six months ended September 30, 2017 was $1,498,676 compared to a net loss of $1,198,089, during the six months ended September 30, 2016. Our loss was attributable to operating costs, financing and administrative costs and professional fees incurred compared to nominal business activity in the prior year.

This change in net loss was primarily the result of the following:

Revenue

We recognized no revenue during the six months ended September 30, 2017 and 2016.

Operating expenses

We incurred operating expenses of $173,646 during the six months ended September 30, 2017 compared to $157,189 of operating expenses during the six months ended September 30, 2016. The primary expense in the six months ended September 30, 2017 and 2016 was $60,000 of salary expense to our Chief Executive Officer in accordance with an employment agreement dated January 26, 2016. Other operating expenses consisted of general and administrative fees of $60,892 and professional and legal expenses of $52,754, compared to general and administrative fees of $34,815 and professional and legal expense of $62,374 in the six months ended September 30, 2016 related to office, compliance and professional fees.

Other Income (Expense)

We incurred interest expense of $936,871 and $228,471, amortization of debt discount of $198,818 and $32,856, financing costs of $53,731 and $93,554 related to our convertible debenture in the six months ended September 30, 2017 and 2016, respectively. Additionally, the change in fair value of the Company’s derivative instruments amounted to a gain of $136,982 and a loss of $515,210 in the six months ended September 30, 2017 and 2016, respectively. The Company also issued 91,652,690 shares of common stock on the conversion of Mammoth Capital convertible debt and settlement shares to Rockwell to reduce certain outstanding liabilities through September 30, 2017 resulted in an aggregate loss on debt extinguishment of $272,228. In the prior year period, the Company also issued 4,359,333 Settlement shares to Rockwell to reduce certain outstanding liabilities through September 30, 2016 resulting in a loss on debt extinguishment of $68,814.

Furthermore, the Company into an advisory services agreement with TCA Global Master Fund for investment banking services. The Company shall issue $250,000 in the form of restricted shares of the Company common stock. The issuance of shares are subject to an anti-dilution share issuances to the extent the cash proceeds from the share issuances are inadequate to satisfy the $250,000 fee. The Company issued 139,750 shares of common stock at closing valued at a price equal to eighty-five percent (85%) of the average of the lowest daily volume weighted average price of the Common Stock during the five (5) trading days immediately prior to the agreement date. As of September 30, 2017, an additional issuance of 45,454,545 shares with a fair market value of $249,232 are required to satisfy the advisory agreement whereby an additional financing costs has been recorded to common stock payable.  The Company recorded $364 and $101,995 of stock-based financing costs for the six months ended September 30, 2017 and 2016, respectively.

Net Losses

Our net loss for the fiscal six months ended September 30, 2017 was $1,498,676 compared to a net loss of $1,198,089 during the six months ended September 30, 2016 due to the factors discussed above.

Weighted average number of shares

The weighted average number of shares outstanding was 138,176,263 and 5,749,623 for the years ended September 30, 2017 and 2016, respectively. The weighted average number of shares is an average calculation incorporating changes to the shares outstanding within the period reported.

LIQUIDITY AND CAPITAL RESOURCES

Six months ended September 30, 2017 Compared with Six months ended September 30, 2016

As of September 30, 2017, and March 31, 2017, we had $2,457 and $27,222 of cash and cash equivalents.

We have experienced losses of $1,498,676 and $1,198,089 for the six months ended September 30, 2017 and 2016, respectively, and have an accumulated deficit of $20,216,794 at September 30, 2017. In addition, we have not completed our efforts to establish a stable recurring source of revenues sufficient to cover our operating costs and expect to continue to generate losses for the foreseeable future. There is no assurances that we will be able to obtain an adequate level of financing needed for our near term requirements or the long-term development and exploration of our leases. These conditions raise substantial doubt about our ability to continue as a “going concern”.

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

Because of the Company's history of losses, its independent auditors, in the reports on the financial statements for the six months ended September 30, 2017 and 2016, expressed substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

Cash Flows from Operating Activities

We have generated negative cash flows from operating activities. For the six months ended September 30, 2017, net cash flows used in operating activities was $173,228 consisting primarily of a net loss of $1,498,676, offset by depreciation expense of $2,480, stock based compensation of $364, stock issued for services of $23,200, amortization of Original Discount Issuance of $29,617, amortization of debt discount of $198,818, and a change in derivative liability of $136,982 and day one loss on derivative of $833,543 and non-cash loss on extinguishment of debt of $272,228, an increase of $29,192 in accounts payables and accrued liabilities, an decrease of $1,100 of accrued officer salary and an increase of $74,088 in accrued interest payable.

For the six months ended September 30, 2016, net cash flows used in operating activities was $84,231 consisting primarily of a net loss of $1,198,089, offset by the amortization of financing costs of $65,054, stock issued for services of $22,500, non-cash stock compensation of $101,995, amortization of original issue discount of $5,425, amortization of debt discount of $32,856, day one loss on derivative of $178,498, a non-cash loss on extinguishment of debt of $68,814 and a change in derivative liability of $515,210, an increase of $38,949 in accounts payables and accrued liabilities, an increase of $40,010 of accrued officer salary and an increase of $44,547 in accrued interest payable.

Cash Flows from Investing Activities

Cash used in investing activities was $48,537 for the six months end September 30, 2017, consisting of a payment $20,000 in acquisition related costs for the pending purchase of Pirate Oilfield Services, Inc and purchase of $28,537 in furniture and equipment. There was no investing activity in the six months ended September 30, 2016.

Cash Flows from Financing Activities

We have financed our operations primarily from the issuance of convertible debt in the six months ended September 30, 2017. We generated cash from financing activities of $196,000 in the issuance of convertible debentures and $1,000 of shareholder loans in the six months ended September 30, 2017. We generated cash from financing activities of $77,500 in the issuance of convertible debentures, offset by $6,500 of financing costs, and $13,440 from shareholder loans in the six months ended September 30, 2016.

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

Settlement Agreement with Group 10 Holdings, LLC.

On May 23, 2017, the Company entered into a Settlement Agreement and Stipulation (the “Settlement Agreement”) with Group 10 Holdings, LLC.  (“Group 10”), pursuant to which the Company agreed to issue common stock to Group 10 in exchange for the settlement of $55,000 (the “Settlement Amount”) of past-due obligations and accounts payable of the Company.  Rockwell purchased the obligations and accounts payable from certain vendors of the Company.

On June 19, 2017, the Circuit Court of the Miami-Dade County, Florida, entered an order (the “Group 10”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), in accordance with a stipulation of settlement, pursuant to the Settlement Agreement between the Company and Group 10. As of November 6, 2017, the Company issued 26,000,000 Settlement shares to Group 10 to reduce certain outstanding liabilities.

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

Convertible Debenture Agreement Crown

On May 19, 2017, the Company entered into additional draw of the Crown Bridge Partners, LLC convertible debenture agreement in the amount of $49,975. The note is due one year upon issuance of each tranche and bears interest at a 12% rate per annum.

Convertible Debenture Agreements Mammoth Capital

On August 18, 2017, the Company entered into a convertible note payable with Mammoth Corporation. The $49,500 note payable includes $4,500 of original issuance discount. The note is due one year upon issuance August 18, 2018 and no further interest shall accrue as long as the note is not in default.

On September 12, 2017, the Company entered into a convertible note payable with Mammoth Corporation. The $125,000 note payable includes $25,000 of original issuance discount. The note is due one year upon issuance September 12, 2018 and no further interest shall accrue as long as the note is not in default.

On September 22, 2017, the Company entered into a convertible note payable with Mammoth Corporation. The $18,000 note payable includes $3,500 of original issuance discount. The note is due on demand and no further interest shall accrue as long as the note is not in default.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101.PRE

XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF

XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, on November 21, 2017

ELITE GROUP INC.

By: /s/ Terrence Tecco

Terrance Tecco

Title: Director (Principal Executive, Financial and Accounting Officer)