Form 10-Q
period 2017-12-31
ELITE GROUP INC.
filed 2018-02-20
CIK 1607281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2017.

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

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [X] No[ ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer s classes of common stock, as of the most practicable date: As of February 20, 2018, there were 899,530,798 shares of Common Stock issued and outstanding.

ELITE GROUP INC.

FORM 10-Q

December 31, 2017

ELITE GROUP INC.

BALANCE SHEETS

(Unaudited)

	December 31, 2017	March 31, 2017
ASSETS

Current Assets
Cash	$ 3,381	$ 27,222

TOTAL CURRENT ASSETS	3,381	27,222

Deposit for pending acquisition	125,000	-
Fixed assets, net of accumulated depreciation	97,093	69,000

TOTAL ASSETS	$ 225,474	$ 96,222

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 23,724	$ 94,615
Convertible Debenture and accrued interest, net, as of December 31, 2017 and March 31, 2017, respectively	1,001,166	697,456
Derivative liability	3,938,130	1,351,129
Accrued officer salary	103,910	95,010
Advances, related party	30,324	24,917

TOTAL LIABILITIES	5,097,254	2,263,127

SHAREHOLDERS’ DEFICIT
Series A Preferred, $0.001 par value, 1,000,000 shares authorized, 1,000 shares issued and outstanding as of December 31, 2017 and March 31, 2017, respectively	22,240	22,240
Common Shares, $0.001 par value, 9,999,000,000 shares authorized, 460,312,687 and 89,960,093 shares issued and outstanding as of December 31, 2017 and March 31, 2017, respectively	460,312	89,960
Common stock payable	249,931	260,118
Additional Paid In Capital	17,133,242	16,178,895
Accumulated Deficit	(22,737,505)	(18,718,118)

TOTAL SHAREHOLDERS’ DEFICIT	(4,871,780)	(2,166,905)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$ 225,474	$ 96,222

The accompanying notes are an integral part of these unaudited financial statements.

ELITE GROUP INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2017	2016	2017	2016

Operating expenses	$ 14,500	$ -	$ 26,050	$ 14,259
Professional Fees	44,204	31,920	96,958	94,294
General and administrative	49,330	35,337	158,672	115,892
TOTAL OPERATING EXPENSES	108,034	67,257	281,680	224,445

LOSS FROM OPERATIONS	(108,034)	(67,257)	(281,680)	(224,445)

OTHER INCOME (EXPENSE)
Interest	(696,393)	(143,204)	(1,633,264)	(371,676)
Financing Costs	(22,353)	(28,893)	(76,084)	(122,447)
Stock based financing costs	(75,655)	(32,063)	(76,019)	(134,058)
Loss on settlement of accounts payable and debt extinguishment	(227,457)	(81,883)	(499,685)	(150,696)
Amortization of debt discount	(270,241)	(81,336)	(469,059)	(114,191)
Change of derivative liability	(1,120,578)	311,240	(983,596)	(203,971)
TOTAL OTHER INCOME (EXPENSES)	(2,412,677)	(56,139)	(3,737,707)	(1,097,039)
NET LOSS FROM OPERATIONS	(2,520,711)	(123,396)	(4,019,387)	(1,321,484)

PROVISION FOR INCOME TAXES	-	-	-	-
NET LOSS	$ (2,520,711)	$ (123,396)	$ (4,019,387)	$ (1,321,484)
Net Loss Per Share: Basic and Diluted	$ (0.01)	$ (0.00)	$ (0.02)	$ (0.09)

Weighted-average number of common shares
outstanding: Basic and Diluted	370,711,300	36,168,150	194,919,277	15,346,244

The accompanying notes are an integral part of these unaudited financial statements.

ELITE GROUP INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended December 31, 2017	For the Nine Months Ended December 31, 2016
OPERATING ACTIVITIES
Net loss	$ (4,019,387)	$ (1,321,484)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,480	-
Stock based financing cost	1,063	134,058
Stock issued for services	23,200	51,000
Amortization of original issue discount interest	38,241	15,921
Amortization of debt discount	469,059	177,914
Change in derivative liability	983,596	203,971
Day one loss on derivative	1,467,605	289,118
Loss on extinguishment of debt	354,885	150,696
Loss on accounts payable settlement	144,800	-
Financing fees – penalty	74,956	-
Changes in operating assets and liabilities:
Increase in prepaid and other		(25,540)
Increase accounts payable and accrued expense	30,109	71,386
(Decrease) increase in accrued officer salary	8,900	70,010
Increase in accrued interest	99,655	64,923
Net cash used in operating activities	(320,838)	(118,027)

INVESTING ACTIVITIES
Office equipment &computers	(30,573)	-
Deposit for pending acquisition	(20,000)	-
Net cash used in investing activities	(50,573)	-

FINANCING ACTIVITIES
Proceeds from Bank overdraft	-	147
Proceeds from Convertible Debentures	342,163	108,540
Financing costs	-	(6,500)
Loans from related party	5,407	15,823
Net cash provided by financing activities	347,570	118,010

NET INCREASE (DECREASE) IN CASH	(23,841)	(17)

CASH
Beginning of period	27,222	17
End of period	$ 3,381	$ -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

NONCASH INVESTING
Conversion of note payable to common stock	$ 174,883	$ -
Note issued for deposit of pending acquisition	$ 105,000	$ -
Issuance of common stock payable	$ 11,250	$ -
Discount on convertible debt	$ 650,481	$ 79,401
Settlement of accounts payable with common stock	$ 101,000	$ 56,000
Resolution of derivative liability	$ 514,681	$ 78,556
Common stock issued for cashless warrant exercise	$ 54,349	$ -

The accompanying notes are an integral part of these unaudited financial statements

ELITE GROUP INC.

Notes to The Unaudited Financial Statements

For the Nine Months Ended December 31, 2017

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

On February 12, 2018, the Company filed with the Secretary of State of Nevada Amended and Restated Articles of Incorporation (the “Amended and Restated Articles”) that had the effect of designating 9,999,000,000 shares of the authorized capital stock of the Company as common stock, par value $0.001 and 1,000,000 shares of the authorized capital stock of the Company as preferred stock, par value $0.001, with the powers, preferences and rights, and the qualifications, limitations and restrictions designated by the Company’s board of directors.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim unaudited financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended March 31, 2017 included in its Annual Report on Form 10-K filed with the SEC.

The interim financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position as of December 31, 2017, the results of its operations and its cash flows for the three and nine months ended December 31, 2017 and 2016. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

Recently Issued Accounting Pronouncements

In September 2017, the FASB issue ASU 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments”. The pronouncements add SEC paragraphs pursuant to an SEC Staff Announcement made at the July 20, 2017 Emerging Issues Task Force (EITF) meeting. The SEC staff announced that it will not object if an entity that qualifies as a public business entity solely because its financial statements or financial information is included in another entity’s filing with the SEC adopts ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and ASU 2016-02, Leases (Topic 842) using the effective dates applicable to private entities. The amendments represent guidance related to the effective dates of the standards noted above, therefore, the amendments themselves do not have an effective date. The Company is currently in the process of evaluating the impact of the adoption on its financial statements.

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

The Company originally recorded a discount on common stock related to certain proceeds attributable to the TCA Convertible Note agreement, dated December 18, 2015, and a Mammoth Convertible Notes agreement, dated November 18, 2015, as discount on common stock, however, upon further consideration the Company should have expensed the $407,800 in the fiscal year ended March 31, 2016 as stock compensation.

Additionally, the Company issued 1,000 shares of Series A Preferred stock, in January 2017, valued at $22,240 to the Company’s Chief Executive Officer. The Company did not record transactions of March 31, 2017 and consequently $22,240 of stock compensation attributable to our Chief Executive Officer was not recorded in the Statement of Operations as of March 31, 2017.

The Company assessed the materiality of this misstatement in the 2017 interim period financial statements in accordance with the SEC's Staff Accounting Bulletin (SAB) No. 99, Materiality, codified in ASC No. 250, Presentation of Financial Statements, and concluded that the misstatement was not material to the year ended March 31, 2017 and March 31, 2016. In accordance with SAB 108, the Company has adjusted the March 31, 2017 financial statements. There was no impact to December 31, 2017 financial statements.

Year Ended March 31, 2017
	As Originally Reported	Adjustment	As Corrected
SHAREHOLDERS’ DEFICIT
Series A Preferred Stock	$ -	$ 22,240	$ 22,240

Discount on common stock	$ (407,800)	$ 407,800	$ -

Accumulated Deficit	$ (18,288,077)	$ (430,040)	$ (18,718,117)

Total Shareholder deficit	$ (2,166,905)	$ -	$ (2,116,905)

NOTE 4 — GOING CONCERN

The accompanying interim financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 5 – CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible promissory notes, including accrued interest, at December 31, 2017 and March 31, 2017 are as follows:

	December 31, 2017	March 31, 2017
TCA Global Fund, Inc., including accrued interest of $145,154 and $70,758 as of December 31, 2017 and March 31, 2017, respectively	$ 645,154	$ 570,758
LG Capital Funding, LLC, accrued interest of $0 and $363, as of December 31, 2017 and March 31, 2017, respectively	-	363
Mammoth Corporation, including accrued interest of $8,263 and $0, net of unamortized debt discount of $305,768 and $134,090 and original issue discount interest of $97,882 and $22,588 as of December 31, 2017 and March 31, 2017, respectively	301,185	114,551
Auctus Fund, LLC, including accrued interest of $0 and $1,239, net of unamortized debt discount of $0 and $47,312 and original issue discount interest of $0 and $7,360 as of December 31, 2017 and March 31, 2017, respectively	-	11,567
Crown Bridge Capital, including accrued interest of $765 and $23 and net of unamortized debt discount of $30,719 and $28,841 and original issue discount interest of $8,029 and $5,965 as of December 31, 2017 and March 31, 2017, respectively	7,143	217
GS Capital, including accrued interest of $2,771 and net of unamortized debt discount of $10,619 and original issue discount interest of $1,062 as of December 31, 2017	23,390	-
Adar Bays, LLC, including accrued interest of $3,904 and net of unamortized debt discount of $8,262 of December 31, 2017	21,864	-
Chestnut Hill Capital, including accrued interest of $260 and net of unamortized debt discount of $8,830 of December 31, 2017	2,430
Convertible promissory note payable, net	$ 1,001,166	$ 697,456

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

The balance as of December 31, 2017 and March 31, 2017 amounted to $645,154 and $570,758 comprised of principal balance amounted to $500,000 and accrued interest of $145,154 and $70,758, respectively.

As of December 31, 2017, the nine-month term of the agreement has expired, and the obligations continues to be outstanding. The Company has accrued default interest at a rate of 18% as of December 31, 2016.

LG Capital Funding, LLC

On April 19, 2016, the Company entered into a convertible note payable with LG Capital Funding, LLC. The $40,700 note payable includes $5,700 of original issuance discount and financing costs and bears interest at a 8% per annum interest rate. The note matured on April 19, 2017 and may only be repaid within 180 days of issuance date with prepayment penalties ranging from 18% to 48% of principal. The note is convertible into shares of common stock at a price equal to a variable conversion price of sixty percent (60%) of the volume-weighted averages the twenty (20) days preceding the date of conversion. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of one (1) year. The Company recorded amortization of debt discount and original discount interest and financing costs in the amount of $2,854 and $1,124 during the nine months ending December 31 2017, respectively. On October 28, 2016, the Company accepted and agreed to a debt purchase agreement, whereby Mammoth Corporation acquired the $40,700 convertible note payable and accrued interest in exchange for $68,743 (see Mammoth Corporate below).

On June 19, 2016, the Company entered into a convertible note payable with LG Capital Funding, LLC. The $40,700 note payable includes $5,700 of original issuance discount and financing costs and bears interest at an 8% per annum interest rate. The note matured on June 19, 2017 and may only be repaid within 180 days of issuance date with prepayment penalties ranging from 18% to 48% of principal. The note is convertible into shares of common stock at a price equal to a variable conversion price of sixty percent (60%) of the volume-weighted averages the twenty (20) days preceding the date of conversion. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of one (1) year. The Company recorded amortization of debt discount and original discount interest in the amount of $1,041 and $219 during the nine months ending December 31, 2016, respectively.

Mammoth Corporation

On November 18, 2015, the Company entered into a convertible note payable with Mammoth Corporation. The $17,300 note payable note is due upon the Company closing a debt or equity transaction in excess of $100,000 and no further interest shall accrue as long as the note is not in default. The note is due on demand and the default rate is 18% per annum interest. The note is collateralized by the reservation of shares of the Company common stock equivalent to 100% of convertible shares. The note is convertible into shares of common stock at a price equal to a variable conversion price of sixty-five percent (65%) of market price. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of one (1) year. In the nine months ended December 31, 2017, the lender converted the $7,638 of principal in exchange for 4,700,000 shares common stock payable at a fair market value of $16,450 and recorded an extinguishment of debt expense of $8,812. The principal balance as of December 31, 2017 and March 31, 2017 amounted to $2,349 and $9,987, respectively.

On July 29, 2016, the Company entered into a convertible note payable with Mammoth Corporation. The $27,500 note payable includes $6,000 of original issuance discount. The note is due upon the Company closing a debt or equity transaction in excess of $100,000 and no further interest shall accrue as long as the note is not in default. Default rate is 18% per annum interest. The note is collateralized by the reservation of 300,000 shares of the Company common stock which upon settlement of the debt are to be returned to the Company. The reserve shares are not accounted for as issued. The note is convertible into shares of common stock at a price equal to a variable conversion price of fifty percent (50%) of the five (5) lowest closing price averages the fifteen (15) days preceding the date of conversion. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of one (1) year. The balance as of December 31, 2017 and March 31, 2017 amounted to $27,500 and $18,459 comprised of principal balance amounted to $27,500 net of remaining debt discount of $0 and $6,740 and original issue discount of $0 and $2,301, respectively.

On September 28, 2016, the Company entered into a convertible note payable with Mammoth Corporation. The $50,000 note payable includes $13,190 of original issuance discount. The note payable includes advances to the Company of $7,500 on September 28, 2016, additional advances of $8,040 in October 2016 and $2,300 on January 17, 2017.  The note is due upon the Company closing a debt or equity transaction in excess of $100,000 and no further interest shall accrue as long as the note is not in default. Default rate is 18% per annum interest. The note is collateralized by the issuance of 300,000 shares of the Company common stock. The note is convertible into shares of common stock at a price equal to a variable conversion price of fifty percent (50%) of the lowest market price one year preceding the date of the conversion notice. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of one (1) year. The Company recorded amortization of debt discount and original discount interest in the amount of $14,575 and $6,675 during the nine months ended December 31, 2017, respectively. The balances as of December 31, 2017 and March 31, 2017 amounted to $50,000 and $28,751 comprised of principal balance amounted to $50,000 net of remaining debt discount of $0 and $14,575 and original issue discount of $0 and $6,675, respectively.

On October 28, 2016, the Company entered into a $68,743 convertible note payable with Mammoth Corporation. The note payable is a balance of $62,493 of principal and accrued interest assigned from the April 29, 2016 LG Capital Funding, LLC note payable and includes $6,250 of original issuance discount. The note is due one year upon issuance October 28, 2017 and no further interest shall accrue as long as the note is not in default. Default rate is 18% per annum interest. The note is collateralized by the reservation of shares of the Company common stock equivalent to 100% of convertible shares.  The note is convertible into shares of common stock at a price equal to a variable conversion price of sixty percent (60%) of market price nine months preceding the date of the conversion notice. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of one (1) year. The Company recorded amortization of debt discount and original discount interest in the amount of $7,775 and $3,613 during the nine months ended December 31, 2017, respectively. The balance as of December 31, 2017 and March 31, 2017 amounted to $68,743 and $57,356 comprised of the principal balance in the amount of $68,743 net of remaining debt discount of $0 and $7,775 and original issue discount of $0 and $3,613, respectively.

On March 31, 2017, the Company entered into a $115,000 convertible note payable with Mammoth Corporation. The note payable is a balance of $100,000 of interest assigned from the November 18, 2016 TCA note payable and includes $10,000 of original issuance discount and $5,000 in financing costs. The note is due one year upon issuance March 31, 2018 and no further interest shall accrue as long as the note is not in default. Default rate is 18% per annum interest. The note is collateralized by the reservation of shares of the Company common stock equivalent to 100% of convertible shares.  The note is convertible into shares of common stock at a price equal to a variable conversion price of fifty percent (50%) of the lowest market price one year preceding the date of the conversion notice. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of one (1) year. The Company recorded amortization of debt discount and original discount interest in the amount of $105,000 and $10,000 during the nine months ended December 31, 2017, respectively.  In the nine months ended December 31, 2017, the lender converted the $114,775 of principal into 117,878,843 shares of common stock at a fair market value of $386,761 and recorded an extinguishment of debt expense of $271,986.  The balance as of December 31, 2017 and March 31, 2017 amounted to $8,488 and $0 comprised of principal balance amounted to $225 and $115,000 and accrued interest of $8,263 and $0, net of remaining debt discount of $0 and $105,000 and original issue discount of $0 and $10,000, respectively.

On July 14, 2017, the Company entered into a convertible note payable with Mammoth Corporation. The $112,222 note payable includes $10,202 of original issuance discount and $102,020 of net proceeds were paid directly to repay the Auctus Fund, LLC noted dated February 2, 2017. The note is due one year upon issuance July 14, 2018 and no further interest shall accrue as long as the note is not in default. Default rate is 18% per annum interest. The note is collateralized by the reservation of shares of the Company common stock equivalent to 100% of convertible shares.  The note is convertible into shares of common stock at a price equal to a variable conversion price of fifty percent (50%) of market price for a one-year period preceding the conversion notice, or the closing bid price on the last day of the pricing period. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of one (1) year. The Company recorded amortization of debt discount and original discount interest in the amount of $47,516 and $4,751 during the nine months ended December 31, 2017, respectively. In the nine months ended December 31, 2017, the lender converted the $8,325 of principal into 18,500,000 shares of common stock at a fair market value of $22,200 and recorded an extinguishment of debt expense of $13,875.  The balance as of December 31, 2017 amounted to $43,915 comprised of principal balance amounted to $103,897, net of remaining debt discount of $54,504 and original issue discount of $5,478.

On August 18, 2017, the Company entered into a convertible note payable with Mammoth Corporation. The $49,500 note payable includes $4,500 of original issuance discount and net cash proceeds of $45,000. The note is due one year upon issuance August 18, 2018 and no further interest shall accrue as long as the note is not in default. Default rate is 18% per annum interest. The note is collateralized by the reservation of shares of the Company common stock equivalent to 100% of convertible shares.  The note is convertible into shares of common stock at a price equal to a variable conversion price of fifty percent (50%) of the lowest market price one year preceding the date of the conversion notice. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of one (1) year. The Company recorded amortization of debt discount and original discount interest in the amount of $16,645 and $1,665 during the nine months ended December 31, 2017, respectively. The balance as of December 31, 2017 amounted to $18,308 comprised of principal balance amounted to $49,500 and accrued interest of $0, net of remaining debt discount of $28,356 and original issue discount of $2,836.

On September 12, 2017, the Company entered into a convertible note payable with Mammoth Corporation. The $125,000 note payable includes $25,000 of original issuance discount and $100,000 of net proceeds were paid directly towards the Pirate Oil acquisition. The note is due one year upon issuance September 12, 2018 and no further interest shall accrue as long as the note is not in default. Default rate is 18% per annum interest. The note is collateralized by the reservation of shares of the Company common stock equivalent to 100% of convertible shares.  The note is convertible into shares of common stock at a price equal to a variable conversion price of fifty percent (50%) of market price for a one-year period preceding the conversion notice, or the closing bid price on the last day of the pricing period. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of one (1) year. The Company recorded amortization of debt discount and original discount interest in the amount of $28,371 and $7,093 during the nine months ended December 31, 2017, respectively. The balance as of December 31, 2017 amounted to $35,464 comprised of principal balance amounted to $125,000, net of remaining debt discount of $71,629 and original issue discount of $17,907.

On September 22, 2017, the Company entered into a convertible note payable with Mammoth Corporation. The $18,000 note payable includes $3,500 of original issuance discount, $9,500 of cash proceeds and $5,000 related to the deposit on pending acquisition. The note is due on demand and no further interest shall accrue as long as the note is not in default. Default rate is 18% per annum interest. The note is collateralized by the reservation of shares of the Company common stock equivalent to 100% of convertible shares.  The note is convertible into shares of common stock at a price equal to a variable conversion price of fifty percent (50%) of market price for a one year period preceding the conversion notice, or the closing bid price on the last day of the pricing period. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of nine-months. The Company recorded amortization of debt discount and original discount interest in the amount of $8,011 and $2,210 during the nine months ended December 31, 2017, respectively. The balance as of December 31, 2017 amounted to $10,221 comprised of principal balance amounted to $18,000, net of remaining debt discount of $6,489 and original issue discount of $1,290.

On October 3, 2017, the Company entered into a $70,000 convertible note payable with Mammoth Corporation. The note payable is a balance of $52,500 of principal and related interest assigned from the CrownBridge Capital March 29, 2017 note payable of $35,000 and includes $17,500 of original issuance discount. The note is due one year upon issuance October 3, 2018 and no further interest shall accrue as long as the note is not in default. Default rate is 18% per annum interest. The note is collateralized by the reservation of shares of the Company common stock equivalent to 100% of convertible shares.  The note is convertible into shares of common stock at a price equal to a variable conversion price of fifty percent (50%) of the lowest market price one year preceding the date of the conversion notice. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of one (1) year. The Company recorded amortization of debt discount and original discount interest in the amount of $8,342 and $2,781 during the nine months ended December 31, 2017, respectively. The balance as of December 31, 2017 amounted to $17,068 comprised of principal balance amounted to $70,000, net of remaining debt discount of $13,233 and original issue discount of $39,699, respectively.

On November 14, 2017, the Company entered into a convertible note payable with Mammoth Corporation. The $85,000 note payable includes $18,337 of original issuance discount. The note payable includes advances to the Company of $23,000 in November 2017 and additional advances of $62,000 in December 2017. The note is due on demand and no further interest shall accrue as long as the note is not in default. Default rate is 18% per annum interest. The note is collateralized by the reservation of shares of the Company common stock equivalent to 100% of convertible shares.  The note is convertible into shares of common stock at a price equal to a variable conversion price of fifty percent (50%) of market price for a one year period preceding the conversion notice, or the closing bid price on the last day of the pricing period. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of nine-months. The Company recorded amortization of debt discount and original discount interest in the amount of $8,584 and $2,361 during the nine months ended December 31, 2017, respectively. The balance as of December 31, 2017 amounted to $10,945 comprised of principal balance amounted to $85,000, net of remaining debt discount of $58,079 and original issue discount of $15,976.

On November 30, 2017, the Company entered into a $96,358 convertible note payable with Mammoth Corporation. The note payable is a balance of $49,875 of principal and related interest assigned from the CrownBridge Capital March 29, 2017 note payable and includes $16,060 of original issuance discount. The note is due one year upon issuance November 30, 2018 and no further interest shall accrue as long as the note is not in default. Default rate is 18% per annum interest. The note is collateralized by the reservation of shares of the Company common stock equivalent to 100% of convertible shares.  The note is convertible into shares of common stock at a price equal to a variable conversion price of fifty percent (50%) of the lowest market price one year preceding the date of the conversion notice. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of one (1) year. The Company recorded amortization of debt discount and original discount interest in the amount of $6,920 and $1,364 during the nine months ended December 31, 2017, respectively. The balance as of December 31, 2017 amounted to $8,184 comprised of principal balance amounted to $96,358, net of remaining debt discount of $73,478 and original issue discount of $14,696, respectively.

Auctus Fund, LLC

On January 31, 2017, the Company entered into a convertible note payable with Auctus Fund, LLC. The $65,000 note payable includes $8,750 of original issuance discount and net cash proceeds of $56,250. The note is due one year upon issuance November 1, 2017 and bears interest at a 12% rate per annum. The note is collateralized by the reservation of shares of the Company common stock equivalent to 700% of convertible shares.  The note is convertible into shares of common stock at a price equal to a variable conversion price of fifty percent (50%) of the volume-weighted averages the twenty-five (25) days preceding the date of conversion. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of one (1) year. The Company recorded amortization of debt discount and original discount interest in the amount of $47,312 and $7,360 during the nine months ended December 31, 2017, respectively. The balance as of December 31, 2017 and March 31, 2017 amounted to $0 and $11,567 comprised of principal balance amounted to $65,000 and accrued interest of $0 and $1,239 and net of remaining debt discount of $0 and $47,312 and original issue discount of $0 and $7,360, respectively.  On July 14, 2017, the Company accepted and agreed to a debt purchase agreement, whereby Mammoth Corporation acquired the $65,000 convertible note payable and accrued interest in exchange for $112,222 which included $32,000 of penalty fees (see Mammoth Corporation above).

Crown Bridge Partners

On March 29, 2017, the Company entered into a convertible note payable with Crown Bridge Partners, LLC up to $105,000 in principal. On March 31, 2017, the Company entered into a $35,000 tranche including $6,000 of original issuance discount and $2,000 of financing costs, on May 19, 2017 a $49,875 tranche including $5,000 of original issuance discount and net proceeds of $44,875 and on October 31, 2017 a final tranche of $20,125 including $7,000 of original issuance discount and net proceeds of $13,125. The note is due one year upon issuance of each tranche and bears interest at a 12% rate per annum. The note is collateralized by the reservation of shares of the Company common stock equivalent to 100% of convertible shares.  The note is convertible into shares of common stock at a price equal to a variable conversion price of fifty percent (50%) of the volume-weighted averages the twenty-five (25) days preceding the date of conversion. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of one (1) year. The Company recorded amortization of debt discount and original discount interest in the amount of $30,920 and $5,338 during the nine months ended December 31, 2017, respectively. The balance as of December 31, 2017 and March 31, 2017 amounted to $3,767 and $192 comprised of a principal balance amounted of $20,125 and $35,000 and accrued interest of $404 and $23 and net of remaining debt discount of $10,932 and $28,841 and original issue discount of $5,830 and $5,967, respectively.

On October 3, 2017 and November 30, 2017, the Company accepted and agreed to a debt purchase agreement, whereby Mammoth Corporation acquired an aggregate $87,875 convertible note payable and accrued interest in exchange for $132,798 which included $42,456 of penalty fees (see Mammoth Corporation above).

The balance as of December 31, 2017 and March 31, 2017 amounted to $3,767 and $192 comprised of a principal balance amounted of $20,125 and $35,000 and accrued interest of $404 and $23 and net of remaining debt discount of $10,932 and $28,841 and original issue discount of $5,830 and $5,967, respectively.

In conjunction with the Crown Bridge, LLC convertible note payable, the first tranche of the $35,000 convertible note was issued with a 5-year-term warrant to purchase 1,750,000 shares of the Company’s common stock at an exercise price of $0.02. The second tranche of the $49,875 convertible note was issued with a 5-year-term warrant to purchase 2,493,750 shares of the Company’s common stock at an exercise price of $0.02. The final tranche of the $20,125 convertible note was issued with a 5 year-term warrant to purchase 1,006,250 shares of the Company’s common stock at an exercise price of $0.02. The anti-dilution adjustments to exercise price is entitled if an issuance is less than the current exercise price whereby the (a) the exercise price shall be adjusted to match the lowest price per share and (b) the number of warrant shares shall be increased to the amount equal to the number of shares for the aggregate exercise price of $105,000. As of December 31, 2017, the anti-dilution warrants convertible to common stock amounted to 54,379,060.

On November 17, 2017, the Company entered into a convertible note payable with Crown Bridge Partners, LLC up to $100,000 in principal. On November 17, 2017, the Company entered into a $25,000 tranche including $2,500 of original issuance discount. The note is due one year upon issuance of each tranche and bears interest at a 12% rate per annum. The note is collateralized by the reservation of shares of the Company common stock equivalent to 100% of convertible shares.  The note is convertible into shares of common stock at a price equal to a variable conversion price of fifty percent (50%) of the volume-weighted averages the twenty-five (25) days preceding the date of conversion. The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of one (1) year. The Company recorded amortization of debt discount and original discount interest in the amount of $2,712 and $301 during the nine months ended December 31, 2017, respectively. The balance as of December 31, 2017 amounted to $3,376 comprised of a principal balance amounted of $25,000 and accrued interest of $362 and net of remaining debt discount of $19,787 and original issue discount of $2,198, respectively.

In conjunction with the Crown Bridge, LLC convertible note payable, the first tranche of the $25,000 convertible note was issued with a 5-year-term warrant to purchase 1,250,000 shares of the Company’s common stock at an exercise price of $0.02. The anti-dilution adjustments to exercise price is entitled if an issuance is less than the current exercise price whereby the (a) the exercise price shall be adjusted to match the lowest price per share and (b) the number of warrant shares shall be increased to the amount equal to the number of shares for the aggregate exercise price of $25,000.

GS Capital Partner, LLC

On May 12, 2017, the Company entered into a convertible note payable with GS Capital Partners, LLC. The $51,700 note payable, includes $4,700 of original issuance discount and net cash proceeds of $47,000, and bears interest at a 8% per annum interest rate. The note matures on May 12, 2018. The note is collateralized by the reservation of shares of the Company common stock equivalent to 400% of convertible shares.  The note is convertible into shares of common stock at a price equal to a variable conversion price of sixty percent (60%) of the volume-weighted averages the fifteen (15) days preceding the date of conversion.  The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of one (1) year. The Company recorded amortization of debt discount and original discount interest in the amount of $36,381 and $4,262 during the nine months ended December 31, 2017, respectively. In the nine months ended December 31, 2017, the lender converted the $19,400 of principal and $967 of accrued interest into 36,590,560 shares of common stock at a fair market value of $42,478 and recorded an extinguishment of debt expense of $22,218. The balance as of December 31, 2017 amounted to $23,390 comprised of principal balance $32,300 and accrued interest of $2,771, net of remaining debt discount of $10,619 and original issue discount of $1,062, respectively.

Adar Bays

On April 25, 2017, the Company entered into a convertible note payable with Adar Bays, LLC. The $50,000 net cash proceeds received in the note payable bears interest at a 12% per annum interest rate. The note is collateralized by the reservation of shares of the Company common stock of 40,000,000 shares.  The note matures on April 25, 2018. The note is convertible into shares of common stock at a price equal to a variable conversion price of fifty percent (50%) of the lowest trading price for the twenty-five (25) days preceding the date of conversion.  The fair value of the note has been determined by using the Black-Scholes pricing model with an expected life of one (1) year. The Company recorded amortization of debt discount in the amount of $41,738 during the nine months ended December 31, 2017. In the nine months ended December 31, 2017, the lender converted the $23,778 of principal into 59,776,722 shares of common stock at a fair market value of $61,772 and recorded an extinguishment of debt expense of $37,994. The balance as of December 31, 2017 amounted to $26,222 comprised of principal balance $26,222 and accrued interest of $3,904, net of remaining debt discount of $8,262.

Chestnut Hill Capital

On October 20, 2017, the Company entered into a convertible note payable with Chestnut Hill Capital, LLC $11,000 note payable bears interest at a 10% per annum interest rate. The note matures on October 20, 2018. The note is convertible into shares of common stock at a price equal to a variable conversion price of fifty percent (50%) of the lowest volume-weighted average of the twenty-five (25) days preceding the date of conversion. The note is collateralized by the reservation of shares of the Company common stock equivalent to 400% of convertible shares. The Company recorded amortization of debt discount in the amount of $2,170 during the nine months ended December 31, 2017. The balance as of December 31, 2017 amounted to $2,430 comprised of principal balance $11,000 and accrued interest of $260, net of remaining debt discount of $8,830.

NOTE 6 — RELATED PARTIES

Advances

From time to time, the Company has received advances from certain of its officers and shareholders to meet short-term working capital needs. For the years ended December 31, 2017 and March 31, 2017, a total of $30,324 and $24,917 advances from related parties is outstanding, respectively. These advances are unsecured, bear no interest, and do not have formal repayment terms or arrangements.

Officer Agreements

On January 28, 2016, the Company entered into an employment agreement, effective February 15, 2016, with the Company's Chief Executive Office whereby the Company provides for compensation of $10,000 per month. A total salary of $90,000 was expensed during the nine months ended December 31, 2017 and 2016. The total balance due to the Chief Executive Officer for accrued salaries at December 31, 2017 and March 31, 2017, was $103,910 and $95,010, respectively.

Office Lease

An office space is furnished on a month by month basis by the Chief Executive Officer.

NOTE 7 – EQUITY

Common shares

The Company had authorized 2,499,000,000 and on February 12, 2018 increased the authorized common shares to 9,999,000,000 The Company had 460,312,717 and 89,960,093 common shares issued and outstanding, as of December 31, 2017 and March 31, 2017, respectively.  The common shares entitle the holder thereof to one vote per share on all matters coming before the shareholders of our company for a vote.

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

On February 12, 2018, the Company filed with the Secretary of State of Nevada Amended and Restated Articles of Incorporation (the “Amended and Restated Articles”) that had the effect of designating 9,999,000,000 shares of the authorized capital stock of the Company as common stock, par value $0.001 and 1,000,000 shares of the authorized capital stock of the Company as preferred stock, par value $0.001, with the powers, preferences and rights, and the qualifications, limitations and restrictions designated by the Company’s board of directors (See Note 11).

The Company issued the following equity instruments during the nine months ended December 31, 2017:

In the nine months ending December 31, 2017, the Mammoth Capital converted $130,738 of principal balance of convertible notes payable and issued $11,250 of common stock payable as of March 31, 2017 into 141,078,843 shares of common stock.

On April 26, 2017, the Company entered into a Settlement Agreement and Stipulation (the “Settlement Agreement”) with Rockwell Capital Partners, Inc.  (“Rockwell”), pursuant to which the Company agreed to issue common stock to Rockwell in exchange for the settlement of $46,000 (the “Settlement Amount”) of past-due obligations and accounts payable of the Company.  Rockwell purchased the obligations and accounts payable from certain vendors of the Company. The Company issued 26,436,500 Settlement shares to Rockwell to reduce the $46,000 outstanding liability and recorded a loss on settlement of accounts payable of $79,708.

In conjunction with the settlement agreement, the Company issued 4,000,000 shares of common stock at a fair market value of $23,200 to Rockwell for fees related to the Settlement Agreement.

In the nine months ending December 31, 2017, the Adars Bay converted $23,778 of principal balance of convertible notes payable into 59,776,722 shares of common stock.

In the nine months ending December 31, 2017, the Crown Bridge Capital exercised 93,324,785 warrants valued at $66,664, or $0.007 per warrant. The cashless warrants were exercised into 54,379,060 shares of common stock.

In the nine months ending December 31, 2017, the GS Capital converted $19,400 of principal balance and $967 of interest of convertible notes payable into 36,590,591 shares of common stock.

On May 23, 2017, the Company entered into a Settlement Agreement and Stipulation (the “Settlement Agreement”) with Group 10 Holdings, LLC.  (“Group 10”), pursuant to which the Company agreed to issue common stock to Group 10 in exchange for the settlement of $55,000 (the “Settlement Amount”) of past-due obligations and accounts payable of the Company.  Group 10 purchased the obligations and accounts payable from certain vendors of the Company. In the nine months ended December 31, 2017, the Company issued 48,090,909 Settlement shares to Group 10 to reduce $55,000 of outstanding liabilities and recorded a loss on settlement of accounts payable of $65,092.

Preferred shares – Series A

The Company has designated 1,000 shares of preferred stock as Series A Preferred Stock (“Series A”). The holder of the Series A Preferred shall not be entitled to receive dividends. Upon liquidation each shareholder of Series A Preferred shall be entitled to receive a preferential distribution in the amount of $1.00 per share of each Series A. For so long as Series A is issued and outstanding, the holders of Series A shall vote together as a single class with the holders of the Company’s common stock with the Series A holders entitled to fifty-one percent (51%) of the total votes on all matters.  The Company issued the Series A to the Company’s Chief Executive Officer on January 25, 2017.

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2017, the amounts reported for cash, accrued interest and other expenses, notes payables, and derivative liability approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2017:

	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities
Derivative and warrant liability	$ -	$ -	$ -	$ 3,938,130
Total liabilities measured at fair value	$ -	$ -	$ -	$ 3,938,130

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2017:

	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities
Derivative and warrant liability	$ -	$ -	$ -	$ 1,351,129
Total liabilities measured at fair value	$ -	$ -	$ -	$ 1,351,129

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Beginning balance as of March 31, 2017	$ 1,351,129
Day one loss on derivative liability	1,467,605
Debt discount	650,481
Reclassification of derivative liability to paid-in capital	(514,681)
Loss on change in derivative liability	983,596
Ending balance as of December 31, 2017	$ 3,938,130

Convertible Debentures

The derivative liabilities related to the embedded conversion feature were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

December 31, 2017
Embedded Conversion Feature
Risk free interest rate	1.03% to 1.24%
Expected volatility (peer group)	288.23% to 354.82%
Expected life (in years)	0.5 to 1.00
Expected dividend yield	-
Number outstanding	595,620,941

NOTE 9 — COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An office space has been leased on a month by month basis.

The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

Consulting Agreements

On December 18, 2015, the Company entered into an advisory services agreement with TCA Global Master Fund (“Consultants”) for investment banking services. In consideration, the Company shall issue the Consultant $250,000 in the form of restricted shares of the Company common stock. The issuance of shares are subject to an anti-dilution share issuances to the extent the cash proceeds from the share issuances are inadequate to satisfy the $250,000 fee. The Company issued 139,750 shares of common stock at closing valued at a price equal to eighty-five percent (85%) of the average of the lowest daily volume weighted average price of the Common Stock during the five (5) trading days immediately prior to the agreement date. As of December 31, 2017, an additional issuance of 45,454,545 shares with a fair market value of $249,931 are required to satisfy the advisory agreement whereby an additional financing costs has been recorded to common stock payable.  The Company recorded $1,063 and $101,995 of advisory services stock-based financing costs for the nine months ended December 31, 2017 and 2016, respectively.

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

On June 19, 2017, the Circuit Court of the Miami-Dade County, Florida, entered an order (the “Group 10”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), in accordance with a stipulation of settlement, pursuant to the Settlement Agreement between the Company and Group 10. The transactions was not settled as of December 31, 2017. The Company issued 47,090,909 Settlement shares to Group 10 to reduce certain outstanding liabilities through November 20, 2017 resulting in a loss on debt extinguishment of $61,500. In conjunction with the settlement agreement, the Company issued 1,000,000 shares of common stock at a fair market value of $2,700 to Group for fees related to the Settlement Agreement.

Deposit for pending acquisition

Proposed Acquisition of Pirate Oilfield Services, Inc.

On September 13, 2017, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Pirate Oilfield Services, Inc., to purchase outstanding capital stock of Pirate (the “Acquisition”) and assume an outstanding bank note to AIM Bank of Odessa, TX of approximately $850,000 and certain other liabilities outstanding. Mammoth Capital, on behalf of the company, paid $100,000 upon the executive of the agreement to be applied against the principal of the bank note. In addition, Mammoth Capital paid  $20,000 Red Diamond Resources and $5,000 to Advances Energy Capital, LLC. on behalf of the Company which is capitalized in the Deposit for Pending Acquisition as of December 31, 2017. The purchase and sale was to be held on or before October 31, 2017.  Furthermore, upon closing the Company has agreed to pay $107,000 to South West Bank of Odessa, TX and agree to certain assets and liabilities. The transaction was not settled as of December 31, 2017 and the company did not own title to the assets of Pirate Oilfield Services, Inc. and the company did not assume the agreement upon liability to South West Bank of Odessa. Pirate Oilfield Services, Inc. was formed in 2013 and provides oilfield maintenance services in Texas.

In the period after December 31, 2017, the company is considering a change in the agreement to an asset purchase agreement.

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

NOTE 10 — SUBSEQUENT EVENTS

On February 12, 2018, the Company filed with the Secretary of State of Nevada Amended and Restated Articles of Incorporation (the “Amended and Restated Articles”) that had the effect of designating 9,999,000,000 shares of the authorized capital stock of the Company as common stock, par value $0.001 and 1,000,000 shares of the authorized capital stock of the Company as preferred stock, par value $0.001, with the powers, preferences and rights, and the qualifications, limitations and restrictions designated by the Company’s board of directors.

TCA Convertible Debenture Agreement

As of December 31, 2017, the nine-month term of the agreement has expired and the obligations continues to be outstanding which is a nonpayment of the obligation of the Senior Secured Revolving Credit Facility dated December 18, 2015 (see Note 4).

Crown Bridge Capital convertible notes payable

In January 2018, the Crown Bridge Capital exercised cashless warrants of 55,928,572 shares of Company common stock, pursuant to a convertible note with Crown Bridge dated March 29, 2017.

Adar Bays convertible notes payable

In January and February 2018, the Adar Bays, LLC. converted $16,650 of principal balance of convertible notes payable into 190,323,679 shares of common stock.

Mammoth Capital convertible notes payable

In January and February 2018, the Mammoth Capital converted $20,350 of principal balance of convertible notes payable into 121,500,000 shares of common stock.

GS Capital convertible notes payable

In January and February 2018, the GS Capital converted $15,175 of principal balance of convertible notes payable into 71,165,860 shares of common stock.

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

On February 12, 2018, the Company filed with the Secretary of State of Nevada Amended and Restated Articles of Incorporation (the “Amended and Restated Articles”) that had the effect of designating 9,999,000,000 shares of the authorized capital stock of the Company as common stock, par value $0.001 and 1,000,000 shares of the authorized capital stock of the Company as preferred stock, par value $0.001, with the powers, preferences and rights, and the qualifications, limitations and restrictions designated by the Company’s board of directors.

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

Recent Developments

Proposed Acquisition of Pirate Oilfield Services, Inc.

On September 13, 2017, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Pirate Oilfield Services, Inc., to purchase outstanding capital stock of Pirate (the “Acquisition”) and assume an outstanding bank note to AIM Bank of Odessa, TX of approximately $850,000 and certain other liabilities outstanding. Mammoth Capital, on behalf of the company, paid $100,000 upon the executive of the agreement to be applied against the principal of the bank note. In addition, $20,000 was paid to Red Diamond Resources and $5,000 paid to Advances Energy Capital, LLC. which is capitalized in the Deposit for Pending Acquisition as of December 31, 2017. The purchase and sale was to be held on or before October 31, 2017.  Furthermore, upon closing the Company has agreed to pay $107,000 to South West Bank of Odessa, TX and agree to certain assets and liabilities. The transaction was not settled as of December 31, 2017 and the company did not own title to the assets of Pirate Oilfield Services, Inc. and the company did not assume the agreement upon liability to South West Bank of Odessa. Pirate Oilfield Services, Inc. was formed in 2013 and provides oilfield maintenance services in Texas.

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

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities next 3 months

Three Month Period Ended December 31, 2017 Compared to Three Month Period Ended December 31, 2016.

Our net loss for the three months ended December 31, 2017 was $2,520,711 compared to a net loss of $123,396, during the three months ended December 31, 2016. Our loss was attributable to financing and administrative costs and professional fees incurred compared to nominal business activity in the prior year.

This change in net loss was primarily the result of the following:

Revenue

We recognized no revenue during the three months ended December 31, 2017 and 2016.

Operating expenses

We incurred operating expenses of $108,034 during the three months ended December 31, 2017 compared to $67,257 of operating expenses during the three months ended December 31, 2016. The primary expense in the three months ended December 31, 2017 was $30,000 of salary expense to our Chief Executive Officer in accordance with an employment agreement dated January 26, 2016. Other operating expenses consisted of general and administrative fees of $49,330 in the three months ended December 31, 2017 compared to $67,257 in the three months ended December 31, 2016 related to office, compliance and professional fees.

Other Income (Expense)

We incurred interest expense of $696,393 and $143,204, amortization of debt discount of $233,865 and $81,883, financing costs of $22,353 and $28,893 related to our convertible debenture in the three months ended December 31, 2017 and 2016, respectively. Additionally, the change in fair value of the Company’s derivative instruments amounted to a loss of $1,120,578 and a gain of $311,240 in the three months ended December 31, 2017 and 2016, respectively. The Company also issued 176,229,966 shares of common stock on the conversion of convertible debt resulting in an aggregate loss on debt extinguishment of $162,365 and also issued 48,090,9009 Settlement shares to Group 10 to reduce certain outstanding liabilities through December 31, 2017 resulting in a loss on settlement of accounts payable of $65,092.  In the prior year period, the Company also issued 4,359,333 Settlement shares to Rockwell to reduce certain outstanding liabilities through December 31, 2016 resulting in a loss on debt extinguishment of $81,883.

Furthermore, the Company into an advisory services agreement with TCA Global Master Fund for investment banking services. The Company shall issue $250,000 in the form of restricted shares of the Company common stock. The issuance of shares are subject to an anti-dilution share issuances to the extent the cash proceeds from the share issuances are inadequate to satisfy the $250,000 fee. The Company issued 139,750 shares of common stock at closing valued at a price equal to eighty-five percent (85%) of the average of the lowest daily volume weighted average price of the Common Stock during the five (5) trading days immediately prior to the agreement date. As of December 31, 2017, an additional issuance of 499,860,280 shares with a fair market value of $249,930 are required to satisfy the advisory agreement whereby an additional financing costs has been recorded to common stock payable.  The Company recorded an increase of $699 and $3,563 of stock-based financing costs for the three months ended December 31, 2017 and 2016, respectively.

Net Losses

Our net loss for the fiscal three months ended December 31, 2017 was $2,520,711 compared to a net loss of $123,396 during the three months ended December 31, 2016 due to the factors discussed above.

Weighted average number of shares

The weighted average number of shares outstanding was 370,711,300 and 36,168,150 for the years ended December 31, 2017 and 2016, respectively. The weighted average number of shares is an average calculation incorporating changes to the shares outstanding within the period reported.

Nine Month Period Ended December 31, 2017 Compared to Nine Month Period Ended December 31, 2016.

Our net loss for the nine months ended December 31, 2017 was $4,019,387 compared to a net loss of $1,321,485, during the nine months ended December 31, 2016. Our loss was attributable to operating costs, financing and administrative costs and professional fees incurred compared to nominal business activity in the prior year.

This change in net loss was primarily the result of the following:

Revenue

We recognized no revenue during the nine months ended December 31, 2017 and 2016.

Operating expenses

We incurred operating expenses of $281,680 during the nine months ended December 31, 2017 compared to $224,445 of operating expenses during the nine months ended December 31, 2016. The primary expense in the nine months ended December 31, 2017 and 2016 was $90,000 of salary expense to our Chief Executive Officer in accordance with an employment agreement dated January 26, 2016. Other operating expenses consisted of general and administrative fees of $68,672 and professional and legal expenses of $96,958, compared to general and administrative fees of $25,892 and professional and legal expense of $94,294 in the nine months ended December 31, 2016 related to office, compliance and professional fees.

Other Income (Expense)

We incurred interest expense of $1,633,264 and $371,676, amortization of debt discount of $469,059 and $114,191, financing costs of $76,084 and $122,447 related to our convertible debenture in the nine months ended December 31, 2017 and 2016, respectively. Additionally, the change in fair value of the Company’s derivative instruments amounted to a loss of $983,596 and a loss of $203,971 in the nine months ended December 31, 2017 and 2016, respectively. The Company also issued 315,973,534 shares of common stock on the conversion of Mammoth Capital convertible debt and settlement shares to Rockwell and Group 10 to reduce certain outstanding liabilities through December 31, 2017 resulted in an aggregate loss on settlement of accounts payable and debt of $499,685. In the prior year period, the Company also issued 4,359,333 Settlement shares to Rockwell to reduce certain outstanding liabilities through December 31, 2016 resulting in a loss on debt extinguishment of $150,696.

Furthermore, the Company into an advisory services agreement with TCA Global Master Fund for investment banking services. The Company shall issue $250,000 in the form of restricted shares of the Company common stock. The issuance of shares are subject to an anti-dilution share issuances to the extent the cash proceeds from the share issuances are inadequate to satisfy the $250,000 fee. The Company issued 139,750 shares of common stock at closing valued at a price equal to eighty-five percent (85%) of the average of the lowest daily volume weighted average price of the Common Stock during the five (5) trading days immediately prior to the agreement date. As of December 31, 2017, an additional issuance of 499,860,280 shares with a fair market value of $249,930 are required to satisfy the advisory agreement whereby an additional financing costs has been recorded to common stock payable.  The Company recorded $1,063 and $134,058 of stock-based financing costs for the nine months ended December 31, 2017 and 2016, respectively. Additionally, the Company recorded financing penalties of $74,956.

Net Losses

Our net loss for the fiscal nine months ended December 31, 2017 was $4,019,387 compared to a net loss of $1,321,484 during the nine months ended December 31, 2016 due to the factors discussed above.

Weighted average number of shares

The weighted average number of shares outstanding was 194,919,277 and 15,346,244 for the years ended December 31, 2017 and 2016, respectively. The weighted average number of shares is an average calculation incorporating changes to the shares outstanding within the period reported.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2017, and March 31, 2017, we had $3,381 and $27,222 of cash and cash equivalents.

We have experienced losses of $4,019,387 and $1,321,485 for the nine months ended December 31, 2017 and 2016, respectively, and have an accumulated deficit of $22,737,505 at December 31, 2017. In addition, we have not completed our efforts to establish a stable recurring source of revenues sufficient to cover our operating costs and expect to continue to generate losses for the foreseeable future. There is no assurances that we will be able to obtain an adequate level of financing needed for our near term requirements or the long-term development and exploration of our leases. These conditions raise substantial doubt about our ability to continue as a “going concern”.

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

Because of the Company's history of losses, its independent auditors, in the reports on the financial statements for the nine months ended December 31, 2017 and 2016, expressed substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

Cash Flows from Operating Activities

We have generated negative cash flows from operating activities. For the nine months ended December 31, 2017, net cash flows used in operating activities was $320,838 consisting primarily of a net loss of $4,019,387, offset by depreciation expense of $2,480, stock based compensation of $1,063, financing penalties of $74,956, stock issued for services of $23,200, amortization of Original Discount Issuance of $38,241, amortization of debt discount of $469,059, and a change in derivative liability of $983,596 and day one loss on derivative of $1,467,605 and non-cash loss on extinguishment of debt and accounts payable settlement of $499,685, liquidated damages- penalty of $76,019, an increase of $30,109 in accounts payables and accrued liabilities, an increase of $8,900 of accrued officer salary and an increase of $103,247 in accrued interest payable.

For the nine months ended December 31, 2016, net cash flows used in operating activities was $118,027 consisting primarily of a net loss of $1,321,484, offset by the amortization of financing costs of $63,723, stock issued for services of $51,000, non-cash stock compensation of $134,058, amortization of original issue discount of $15,921, amortization of debt discount of $114,191, day one loss on derivative of $289,118, a non-cash loss on extinguishment of debt of $150,696 and a change in derivative liability of $203,971, an increase of $71,386 in accounts payables and accrued liabilities, an increase of $70,010 of accrued officer salary and an increase of $64,923 in accrued interest payable.

Cash Flows from Investing Activities

Cash used in investing activities was $50,573 for the nine months end December 31, 2017, consisting of a payment $20,000 in acquisition related costs for the pending purchase of Pirate Oilfield Services, Inc and purchase of $30,573 in furniture and equipment. There was no investing activity in the nine months ended December 31, 2016.

Cash Flows from Financing Activities

We have financed our operations primarily from the issuance of convertible debt in the nine months ended December 31, 2017. We generated cash from financing activities of $347,570 in the issuance of convertible debentures of $342,163 and $5,407 of shareholder loans in the nine months ended December 31, 2017. We generated cash from financing activities of $118,010 consisting of a cash overdraft of $147, $118,540 in the issuance of convertible debentures, offset by $6,500 of financing costs, and $15,823 from shareholder loans in the nine months ended December 31, 2016.

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

On June 19, 2017, the Circuit Court of the Miami-Dade County, Florida, entered an order (the “Group 10”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), in accordance with a stipulation of settlement, pursuant to the Settlement Agreement between the Company and Group 10. As of November 29, 2017, the Company issued 48,090,909 Settlement shares to Group 10 to reduce certain outstanding liabilities.

Convertible Debenture Agreement Chestnut Hill Capital

On October 20, 2017, the Company entered into a convertible note payable with Chestnut Hill Capital, LLC $11,000 note payable bears interest at a 10% per annum interest rate. The note matures on October 20, 2018.

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

Convertible Debenture Agreement Crown Bridge

On May 19, 2017, the Company entered into additional draw of the Crown Bridge Partners, LLC convertible debenture agreement in the amount of $49,975. The note is due one year upon issuance of each tranche and bears interest at a 12% rate per annum.

On November 17, 2017, the Company entered into a convertible note payable with Crown Bridge Partners, LLC up to $100,000 in principal. On November 17, 2017, the Company entered into a $25,000 tranche including $2,500 of original issuance discount. The note is due one year upon issuance of each tranche and bears interest at a 12% rate per annum.

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

On October 3, 2017, the Company entered into a $70,000 convertible note payable with Mammoth Corporation. The note payable is a balance of $52,500 of principal and related interest assigned from the CrownBridge Capital March 29, 2017 note payable of $35,000 and includes $17,500 of original issuance discount. The note is due one year upon issuance October 3, 2018 and no further interest shall accrue as long as the note is not in default.

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

On November 14, 2017, the Company entered into a convertible note payable with Mammoth Corporation. The $85,000 note payable includes $18,337 of original issuance discount. The note payable includes advances to the Company of $23,000 in November 2017 and additional advances of $62,000 in December 2017. The note is due on demand and no further interest shall accrue as long as the note is not in default.

On November 30, 2017, the Company entered into a $96,358 convertible note payable with Mammoth Corporation. The note payable is a balance of $49,875 of principal and related interest assigned from the CrownBridge Capital March 29, 2017 note payable and includes $16,060 of original issuance discount. The note is due one year upon issuance November 30, 2018 and no further interest shall accrue as long as the note is not in default.

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

No report required.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101.PRE

XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF

XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, on February 20, 2018.

ELITE GROUP INC.

By: /s/ Terrence Tecco

Terrance Tecco

Title: Director (Principal Executive, Financial and Accounting Officer)